Form 10-Q
period 2023-03-31
KVH INDUSTRIES INC \DE\
filed 2023-05-05
CIK 1007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
May 1, 2023	Common Stock, par value $0.01 per share	19,504,180

KVH INDUSTRIES, INC. AND SUBSIDIARIES
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements
KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$12,375	$21,056
Marketable securities	56,280	55,680
Accounts receivable, net of allowance for credit losses of $1,526 and $1,268 as of March 31, 2023 and December 31, 2022, respectively	26,383	27,427
Inventories, net	23,886	22,730
Prepaid expenses and other current assets	3,192	3,067
Current contract assets	1,273	1,243
Total current assets	123,389	131,203
Property and equipment, net	51,792	53,118
Intangible assets, net	325	404
Goodwill	5,329	5,308
Right of use assets	1,780	2,168
Other non-current assets	4,713	5,037
Non-current contract assets	3,079	3,033
Deferred income tax asset	259	259
Total assets	$190,666	$200,530
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,445	$20,449
Accrued compensation and employee-related expenses	4,159	7,621
Accrued other	11,728	4,234
Accrued product warranty costs	712	1,287
Contract liabilities	3,684	3,108
Current operating lease liability	1,393	1,532
Liability for uncertain tax positions	654	637
Total current liabilities	27,775	38,868
Long-term operating lease liability	376	636
Long-term contract liabilities	4,667	4,315
Deferred income tax liability	56	55
Total liabilities	$32,874	$43,874
Commitments and contingencies (Notes 2, 10, and 15)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 20,825,805 and 20,631,152 shares issued at March 31, 2023 and December 31, 2022, respectively; and 19,369,696 and 19,198,458 shares outstanding at March 31, 2023 and December 31, 2022, respectively	208	206
Additional paid-in capital	161,779	160,475
Retained earnings	11,924	11,936
Accumulated other comprehensive loss	(4,029)	(4,110)
	169,882	168,507
Less: treasury stock at cost, common stock, 1,456,109 and 1,432,694 shares as of March 31, 2023 and December 31, 2022, respectively.	(12,090)	(11,851)
Total stockholders’ equity	157,792	156,656
Total liabilities and stockholders’ equity	$190,666	$200,530
See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share amounts, unaudited)

	Three Months Ended
	March 31,
	2023	2022
Sales:
Product	$4,949	$6,563
Service	28,740	26,588
Net sales	33,689	33,151
Costs and expenses:
Costs of product sales	5,234	5,418
Costs of service sales	16,076	14,926
Research and development	2,565	3,011
Sales, marketing and support	5,712	6,969
General and administrative	4,650	7,075
Total costs and expenses	34,237	37,399
Loss from operations	(548)	(4,248)
Interest income	778	208
Interest expense	—	1
Other (expense) income, net	(224)	103
Income (loss) from continuing operations before income tax expense	6	(3,938)
Income tax expense from continuing operations	18	329
Net loss from continuing operations	$(12)	$(4,267)
Net loss from discontinued operations, net of tax	—	(425)
Net loss	$(12)	$(4,692)

Net loss from continuing operations per common share
Basic	$0.00	$(0.23)
Diluted	$0.00	$(0.23)

Net loss from discontinued operations per common share
Basic	$0.00	$(0.02)
Diluted	$0.00	$(0.02)

Net loss per common share
Basic	$0.00	$(0.25)
Diluted	$0.00	$(0.25)

Weighted average number of common shares outstanding:
Basic	18,882	18,449
Diluted	18,882	18,449

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net loss	$(12)	$(4,692)
Other comprehensive income (loss), net of tax:
Unrealized gain on available-for-sale securities	13	—
Foreign currency translation adjustment	68	(193)
Other comprehensive income (loss), net of tax(1)	81	(193)
Total comprehensive income (loss)	$69	$(4,885)
(1) Tax impact was nominal for all periods.

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Retained earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	20,631	$206	$160,475	$11,936	$(4,110)	(1,433)	$(11,851)	$156,656
Net loss	—	—	—	(12)	—	—	—	(12)
Other comprehensive income	—	—	—	—	81	—	—	81
Stock-based compensation	—	—	296	—	—	—	—	296
Acquisition of treasury stock	—	—	—	—	—	(23)	(239)	(239)
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	195	2	1,008	—	—	—	—	1,010
Balance at March 31, 2023	20,826	$208	$161,779	$11,924	$(4,029)	(1,456)	$(12,090)	$157,792

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	20,343	$203	$156,199	$(12,165)	$(3,409)	(1,433)	$(11,851)	$128,977
Net loss	—	—	—	(4,692)	—	—	—	(4,692)
Other comprehensive loss	—	—	—	—	(193)	—	—	(193)
Stock-based compensation	—	—	881	—	—	—	—	881
Issuance of common stock under employee stock purchase plan	22	—	193	—	—	—	—	193
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	(37)	—	—	—	—	—	—	—
Taxes accrued for net share settlement of options	—	—	(131)	—	—	—	—	(131)
Balance at March 31, 2022	20,328	$203	$157,142	$(16,857)	$(3,602)	(1,433)	$(11,851)	$125,035
See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(12)	$(4,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	280	120
Depreciation and amortization	3,461	3,567
Deferred income taxes	1	(5)
Loss on disposals of fixed assets	146	151
Compensation expense related to stock-based awards and employee stock purchase plan	296	881
Unrealized currency translation gain	(1)	(50)
Changes in operating assets and liabilities:
Accounts receivable	776	(792)
Inventories	(1,155)	(1,026)
Prepaid expenses, other current assets, and current contract assets	(141)	(520)
Other non-current assets and non-current contract assets	267	626
Accounts payable	(15,077)	(7)
Contract liabilities and long-term contract liabilities	914	604
Accrued compensation, product warranty and other	3,466	(2,370)
Net cash used in operating activities	$(6,779)	$(3,513)
Cash flows from investing activities:
Capital expenditures	(2,103)	(4,372)
Cash paid for acquisition of intangible asset	(12)	(14)
Purchases of marketable securities	(16,010)	(1)
Maturities and sales of marketable securities	15,422	4,500
Net cash (used in) provided by investing activities	$(2,703)	$113
Cash flows from financing activities:
Proceeds from stock options exercised and employee stock purchase plan	1,022	183
Purchase of treasury stock	(239)	—
Payment of finance lease	(22)	(66)
Net cash provided by financing activities	$761	$117
Effect of exchange rate changes on cash and cash equivalents	40	(57)
Net decrease in cash and cash equivalents	(8,681)	(3,340)
Cash and cash equivalents at beginning of period	21,056	11,376
Cash and cash equivalents at end of period	$12,375	$8,036
Supplemental disclosure of non-cash investing and financing activities:
Changes in accrued other and accounts payable related to property and equipment additions	$119	$46
Taxes accrued for net share settlement of options	$—	$131
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

On August 9, 2022, the Company sold its inertial navigation business to EMCORE Corporation for net proceeds of $54,904, less specified deductions. On August 9, 2022, the Company also entered into a Transition Services Agreement with EMCORE, pursuant to which the Company agreed to provide certain transition services to support the continued operation of the inertial navigation business for six months following the sale with two extension options of three months each. The fee is comprised of both fixed monthly fees of approximately $100 as well as variable amounts for certain additional services with escalation increases on the fixed and variable rates for each extension option. The Company does not have any continuing involvement in these operations other than short-term transition services, which are being recorded as an offset to general and administrative expenses in continuing operations. For the three months ended March 31, 2023, the Company recognized a $527 offset to general and administrative expenses associated with the Transition Services Agreement. The Company determined that the sale met the requirements for reporting as discontinued operations in accordance with Accounting Standards Codification (ASC) 205-20. Please see Note 16 for the discontinued operations disclosures. As a result of the sale of its inertial navigation business, the Company operates as one reportable segment.

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

The 2022 consolidated interim financial statements reflect the sale of the inertial navigation business as discontinued operations. See Notes 1 and 18 for further information on the sale of the inertial navigation business.

The consolidated interim financial statements have not been audited by the Company’s independent registered public accounting firm and include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These consolidated interim financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2022 filed on March 16, 2023 with the Securities and Exchange Commission. The results for the three months ended March 31, 2023 are not necessarily indicative of operating results for the remainder of the year.

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

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries located in Denmark and Singapore are maintained using the United States dollar as the functional currency. Exchange rates in effect on the date of the transaction are used to record monetary assets and liabilities. Revenue and other expense elements are recorded at rates that approximate the rates in effect on the transaction dates. Foreign currency exchange gains and losses are recognized within “other (expense) income, net” in the accompanying consolidated statements of operations. For the three months ended March 31, 2023 and 2022, the Company recorded a total of net foreign currency exchange (losses) gains in its accompanying consolidated statements of operations of $(54) and $275, respectively, which is comprised of both realized and unrealized foreign currency exchange gains and losses.

The financial statements of the Company’s foreign subsidiaries located in the United Kingdom, Brazil, Norway, Cyprus, India and Japan use the foreign subsidiaries’ respective local currencies as the functional currency. The Company translates the assets and liabilities of these foreign subsidiaries at the exchange rates in effect at the end of each reporting period. Net sales, costs and expenses are translated using average exchange rates in effect during the period. Gains and losses from foreign currency translation are credited or charged to accumulated other comprehensive loss included in stockholders' equity in the accompanying consolidated balance sheets.

Management Transition and Restructuring

On March 7, 2022, the Company announced that its President and Chief Executive Officer, Martin Kits van Heyningen,

was retiring from his executive and Board roles after more than 40 years of service and assuming a consulting position with the Company. As of March 31, 2022, the Company accrued approximately $539 in consulting fees associated with a maximum of 50 hours of transition services through March 31, 2023, which was paid to Mr. Kits van Heyningen over the 12 months following his retirement. As of March 31, 2023 all payments related to the consulting fees had been completed. The associated expenses were included in general and administrative expenses in the accompanying consolidated statements of operations. There were also modifications to Mr. Kits van Heyningen's stock option and restricted stock awards. Please see Note 5 for further discussion.

In March 2022, the Company also restructured its operations to reduce costs and pursue a more focused strategy. The Company reduced its workforce by approximately 10% and began incurring reduced expenses from these actions beginning in the second quarter of 2022. For the three months ended March 31, 2022, the Company incurred $1,392 in severance and health insurance costs and $327 in legal and advisory fees. The combined expense of $1,719 was included in the financial statement line items of the accompanying consolidated statements of operations as follows: costs of product sales of $16, costs of service sales of $55, research and development of $387, sales, marketing and support of $797, and general and administrative expenses of $464. For the three months ended March 31, 2023, the Company did not incur any additional expenses associated with this restructuring. The Company also modified impacted employee's stock option and restricted stock awards. Please see Note 5 for further discussion.

During the third quarter of 2022, the Company restructured its foreign operations by closing its India and Cyprus offices and its Denmark warehouse to reduce costs. All costs associated with the severance payments, other employee benefits, and legal and advisory fees were incurred in 2022.

Executive Employment Agreements

In May 2022, the Company entered into executive employment agreements with each of Brent C. Bruun, Roger A. Kuebel, Felise Feingold and Robert Balog in order to retain their services and provide them with certain benefits in the event that the Company terminates the executive’s employment without cause (as defined in the agreement) or the executive terminates his or her employment for good reason (as defined in the agreement) (either such termination, a “Qualifying Termination”), including following a change of control. The terms of the agreements are substantially identical except as to title, salary, target bonus and reporting responsibilities. The agreements provided that, if the executive continued to serve as an employee through December 31, 2022 (the “Retention Date”), the Company would pay the executive a retention bonus equal to 75% of the executive’s base salary on the agreement date, and the Company would accelerate the vesting of the executive’s equity awards that would otherwise have vested in the twelve months after the Retention Date.

On October 11, 2022, the Company entered into an amendment to the employment agreement with Mr. Bruun that, among other things, increased his annual base salary to $448 per year, retroactive to July 1, 2022, increased his target annual incentive compensation for the second half of 2022 to 80% of his base salary (without changing his target annual incentive compensation for the first half of 2022), extended his Retention Date from December 31, 2022 to December 31, 2023, which effectively extended the period during which Mr. Bruun must remain employed by the Company in order to earn his retention bonus, and modified the amount of the retention bonus from 75% of his base salary in effect on May 2, 2022 to 75% of the highest base salary in effect for Mr. Bruun on or before the date he becomes entitled to receive the retention bonus or the “Partial Retention Bonus” (as defined in the employment agreement). If a Qualifying Termination occurs before December 31, 2023, Mr. Bruun will receive a pro rata portion of the retention bonus. If in connection with such a termination he becomes entitled to receive the change in control severance payments and benefits, he will also become entitled to receive the full retention bonus, and the Retention Date will be the later of the date of such change in control or such termination of employment. The amendment did not modify the terms of the employment agreement relating to acceleration of vesting of certain equity awards if Mr. Bruun remains employed by the Company through December 31, 2022.

In January 2023, the Company paid out all contracted benefits to Roger A. Kuebel, Felise Feingold and Robert Balog as the conditions of their agreements were satisfied on December 31, 2022. As of March 31, 2023, the Company has accrued approximately $185 for the retention bonus payable to Brent Bruun.

In addition to the amendment to Mr. Bruun’s employment agreement, the Compensation Committee also granted Mr. Bruun a restricted stock award and a non-statutory stock option, which together had an aggregate grant date fair value of approximately $100. The restricted stock award and the non-statutory stock option have terms that are materially consistent with the previously disclosed terms of similar grants to the Company’s executive officers.

(3)     Recently Issued Accounting Standards

Standards Implemented

ASC Update No. 2016-13, ASC Update No. 2018-19, ASC Update No. 2019-04, ASC Update No. 2019-05, ASC Update No. 2019-10, ASC Update No. 2019-11, ASC Update No. 2020-02 and ASC Update No. 2022-02

In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Codification (ASC) Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The purpose of Update No. 2016-13 is to replace the incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates. Update No. 2016-13 did not have a material impact on the Company's financial position or results of operations.

In November 2018, the FASB issued ASC Update No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. This update introduced an expected credit loss methodology for the impairment of financial assets measured at amortized cost. The amendment also clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. Update No. 2018-19 did not have a material impact on the Company's financial position or results of operations.

In May 2019, the FASB issued ASC Update No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This update introduced clarifications of the Board’s intent with respect to accrued interest, the transfer between classifications or categories for loans and debt securities, recoveries, reinsurance recoverables, projects of interest rate environments for variable-rate financial instruments, costs to sell when foreclosure is probable, consideration of expected prepayments when determining the effective interest rate, vintage disclosures, and extension and renewal options. Update No. 2019-04 did not have a material impact on the Company's financial position or results of operations.

In May 2019, the FASB issued ASC Update No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. The amendments in the update ease the transition for entities adopting ASC Update 2016-13 and increase the comparability of financial statement information. With the exception of held-to-maturity debt securities, the amendments allow entities to irrevocably elect to apply the fair value option to financial instruments that were previously recorded at amortized cost basis within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. Update No. 2019-05 did not have a material impact on the Company's financial position or results of operations.

In November 2019, the FASB issued ASC Update No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates. The amendments in this update change some effective dates for certain new accounting standards including those pertaining to Topic 326 discussed above, for certain types of entities. Update No. 2019-10 did not have a material impact on the Company's financial position or results of operations.

In November 2019, the FASB issued ASC Update No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses (Topic 326). The update is effective for entities that have adopted ASU 2016-13. The purpose of Update No. 2019-11 is to clarify the scope of the recovery guidance to purchased financial assets with credit deterioration. Update No. 2019-11 did not have a material impact on the Company's financial position or results of operations.

In February 2020, the FASB issued ASC Update No. 2020-02, Financial Instruments – Credit Losses (Topic 326) and
Leases (Topic 842). The purpose of Update No. 2020-02 is to clarify the scope and interpretation of the standard. Update No. 2020-02 did not have a material impact on the Company's financial position or results of operations.

In March 2022, the FASB issued ASC update 2022-02, Financial Instruments – Credit Losses (Topic 326) – Troubled Debt Restructurings and Vintage Disclosures. The vintage disclosure portion of this guidance is applicable to the Company, which requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. Gross write-off information must included the amortized cost basis of financing receivables by credit-quality indicator and class of financing receivable by year of origination. Update No. 2022-02 did not have a material impact on the Company's financial position or results of operations.

ASC Update No. 2017-04

In January 2017, the FASB issued ASC Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. The purpose of Update No. 2017-04 is to eliminate Step 2 from the goodwill impairment test and instead an entity should perform its annual, or interim, goodwill impairment quantitative test by comparing the fair value of a reporting unit with its carrying amount. An entity will then recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, to the extent of the amount of goodwill allocated to that reporting unit. Update No. 2017-04 did not have a material impact on the Company's financial position or results of operations.

There are no other recent accounting pronouncements issued by the FASB that the Company expects would have a material impact on the Company's financial statements.

(4)    Marketable Securities

Marketable securities as of March 31, 2023 and December 31, 2022 consisted of the following:

March 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$36,315	$—	$—	$36,315
United States treasuries	19,964	1	—	19,965
Total marketable securities designated as available-for-sale	$56,279	$1	$—	$56,280

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$30,977	$—	$—	$30,977
United States treasuries	24,715	—	(12)	24,703
Total marketable securities designated as available-for-sale	$55,692	$—	$(12)	$55,680

Interest income from marketable securities was $588 and $1 during the three months ended March 31, 2023 and 2022, respectively.

(5)     Stockholder's Equity

(a) Stock Equity and Incentive Plan
The Company recognizes stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation-Stock Compensation. On June 8, 2022, at the Company's 2022 Annual Meeting of Stockholders, the stockholders of the Company approved an amendment and restatement of the Company’s current equity compensation plan to increase the number of shares of common stock reserved for issuance under the plan by 1,280 shares, from 4,800 shares to 6,080 shares (excluding rollover shares). Stock-based compensation expense was $284 and $859, excluding $12 and $22 of compensation charges related to our Amended and Restated 1996 Employee Stock Purchase Plan, or the ESPP, for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there was $2,753 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 3.01 years. As of March 31, 2023, there was $3,115 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 3.03 years.

Stock Options

During the three months ended March 31, 2023, the Company issued 113 shares of common stock upon the exercise of stock options and received $1,022 as payment for the exercise price. No shares were surrendered to the Company to satisfy minimum tax withholding obligations. Additionally, during the three months ended March 31, 2023, 317 stock options were granted and 170 stock options expired, were canceled or were forfeited. During the three months ended March 31, 2022, no stock options were granted. The Company has historically estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions utilized to determine the fair value of options granted during the three months ended March 31, 2023 are as follows:

Three Months Ended March 31,
2023
Risk-free interest rate	4.49%
Expected volatility	43.93%
Expected life (in years)	4.30
Dividend yield	0%

As of March 31, 2023, there were 1,784 options outstanding with a weighted average exercise price of $9.80 per share and 905 options exercisable with a weighted average exercise price of $10.18 per share.

Restricted Stock

During the three months ended March 31, 2023, 151 shares of restricted stock were granted with a weighted average grant date fair value of $9.81 per share and 69 shares of restricted stock were forfeited. Additionally, during the three months ended March 31, 2023, 43 shares of restricted stock vested, of which no shares of common stock were surrendered to the Company as payment by employees in lieu of cash to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

As of March 31, 2023, the Company had no unvested outstanding options and no outstanding shares of restricted stock that were subject to performance-based or market-based vesting conditions.

Common Stock Repurchase

In the first quarter of 2023, the Company’s Board of Directors authorized the repurchase of a portion of executive common stock. The Company repurchased 23 shares of common stock held by executives at the Company to satisfy minimum tax withholding obligations in lieu of cash payment. No shares of common stock were repurchased during the twelve months ended December 31, 2022.

(b) Employee Stock Purchase Plan

The Company's ESPP affords eligible employees the right to purchase common stock, via payroll deductions, through various offering periods at a purchase price equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the three months ended March 31, 2023 and 2022, 0 and 22 shares were issued under the ESPP plan, respectively. The Company recorded compensation charges related to the ESPP of $12 and $22 for the three months ended March 31, 2023 and 2022, respectively.

(c) Stock-Based Compensation Expense
The following table presents stock-based compensation expense, including expense for the ESPP, in the Company's consolidated statements of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Cost of product sales	$7	$74
Cost of service sales	4	2
Research and development	88	141
Sales, marketing and support	38	186
General and administrative	159	478
	$296	$881

(d) Accumulated Other Comprehensive Loss (AOCL)

Comprehensive income (loss) includes net income (loss), unrealized gains and losses from foreign currency translation, and unrealized gains and losses on available for sale marketable securities. The components of the Company’s comprehensive income (loss) and the effect on earnings for the periods presented are detailed in the accompanying consolidated statements of comprehensive income (loss).

The balances for the three months ended March 31, 2023 and 2022 are as follows:

	Foreign Currency Translation	Unrealized (Loss) Gain on Available for Sale Marketable Securities	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2022	$(4,098)	$(12)	$(4,110)
Other comprehensive income	68	13	81
Net other comprehensive income	68	13	81
Balance, March 31, 2023	$(4,030)	$1	$(4,029)

	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2021	$(3,409)	$(3,409)
Other comprehensive loss	(193)	(193)
Net other comprehensive loss	(193)	(193)
Balance, March 31, 2022	$(3,602)	$(3,602)

(6)     Net Loss from Continuing Operations per Common Share

    Basic net (loss) income per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. For the three months ended March 31, 2023 and 2022, since there was a net loss from continuing operations, the Company excluded 920 and 1,861 shares underlying outstanding stock options and non-vested restricted shares, respectively, from its diluted loss per share calculation, as inclusion of these convertible securities would have reduced the net loss per share.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three Months Ended
	March 31,
	2023	2022
Weighted average common shares outstanding—basic	18,882	18,449
Dilutive common shares issuable in connection with stock plans	—	—
Weighted average common shares outstanding—diluted	18,882	18,449

(7)     Inventories

Inventories, net are stated at the lower of cost or net realizable value using the first-in first-out costing method. Inventories as of March 31, 2023 and December 31, 2022 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	March 31, 2023	December 31, 2022
Raw materials	$13,590	$14,203
Work in process	4,292	4,164
Finished goods	6,004	4,363
	$23,886	$22,730

(8)     Property and Equipment

Property and equipment, net, as of March 31, 2023 and December 31, 2022 consist of the following:

	March 31, 2023	December 31, 2022
Land	$2,833	$2,833
Building and improvements	18,839	18,869
Leasehold improvements	443	513
Machinery and equipment	5,605	5,948
Revenue-generating assets	74,212	72,527
Office and computer equipment	14,791	14,652
Motor vehicles	31	31
	116,754	115,373
Less accumulated depreciation	(64,962)	(62,255)
	$51,792	$53,118

Depreciation expense was $3,368 and $3,065 for the three months ended March 31, 2023 and 2022, respectively.

Certain revenue-generating hardware assets are utilized by the Company in the delivery of the Company's airtime services, media and other content.

(9)     Product Warranty

The Company’s products carry standard limited warranties that range from one to two years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying consolidated statements of operations. As of March 31, 2023 and December 31, 2022, the Company had accrued product warranty costs of $712 and $1,287, respectively.

The following table summarizes product warranty activity during 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
Beginning balance	$1,287	$1,084
Charges to expense	44	269
Costs incurred	(619)	(263)
Ending balance	$712	$1,090

(10)     Legal Matters

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

The following tables present financial assets and liabilities at March 31, 2023 and December 31, 2022 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

March 31, 2023	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$36,315	$36,315	$—	$—	(a)
United States treasuries	19,965	19,965	—	—	(a)

December 31, 2022	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$30,977	$30,977	$—	$—	(a)
United States treasuries	$24,703	$24,703	$—	$—	(a)
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

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company's non-financial assets, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if indications of impairment exist. There was no impairment of the Company's non-financial assets noted during the three months ended March 31, 2023. The Company does not have any liabilities that are recorded at fair value on a non-recurring basis.

(12)     Goodwill and Intangible Assets

Goodwill

The following table sets forth the changes in the carrying amount of goodwill for the three months ended March 31, 2023:

Amounts
Balance at December 31, 2022	$5,308
Foreign currency translation adjustment	21
Balance at March 31, 2023	$5,329

Intangible Assets

The changes in the carrying amount of intangible assets during the three months ended March 31, 2023 are as follows:

Amounts
Balance at December 31, 2022	$404
Amortization expense	(93)
Intangible assets acquired in asset acquisition	12
Foreign currency translation adjustment	2
Balance at March 31, 2023	$325

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

In January 2017, the Company completed the acquisition of certain subscriber relationships from a third party. This acquisition did not meet the definition of a business under ASC 2017-01, Business Combinations (Topic 805)-Clarifying the Definition of a Business, which the Company adopted on October 1, 2016. The Company ascribed $100 of the initial purchase price to the acquired subscriber relationships definite-lived intangible assets with an initial estimated useful life of 10 years. Under the asset purchase agreement, the purchase price includes a component of contingent consideration under which the Company is required to pay a percentage of recurring revenues received from the acquired subscriber relationships through 2026 up to a maximum annual payment of $114. As of March 31, 2023, the carrying value of the intangible assets acquired in the asset acquisition was $474. As the acquisition did not represent a business combination, the contingent consideration arrangement is recognized only when the contingency is resolved and the consideration is paid or becomes payable. The amounts payable under the contingent consideration arrangement, if any, will be included in the measurement of the cost of the acquired subscriber relationships. An additional $12 and $14 of consideration was earned under the contingent consideration arrangement during the three months ended March 31, 2023 and 2022, respectively.

Acquired intangible assets are subject to amortization. The following table summarizes acquired intangible assets at March 31, 2023 and December 31, 2022, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 31, 2023
Subscriber relationships	$7,663	$7,338	$325
Distribution rights	315	315	—
Internally developed software	446	446	—
Proprietary content	153	153	—
Intellectual property	2,284	2,284	—
	$10,861	$10,536	$325
December 31, 2022
Subscriber relationships	$7,649	$7,245	$404
Distribution rights	315	315	—
Internally developed software	446	446	—
Proprietary content	153	153	—
Intellectual property	2,284	2,284	—
	$10,847	$10,443	$404

Amortization expense related to intangible assets was $93 and $194 for the three months ended March 31, 2023 and 2022, respectively. Amortization expense was categorized as general and administrative expense.

As of March 31, 2023, the total weighted average remaining useful lives of the definite-lived intangible assets was 0.5 years.

Estimated future amortization expense remaining at March 31, 2023 for intangible assets acquired was as follows:

Years ending December 31,

Remainder of 2023	$91
2024	75
2025	75
2026	75
2027	6
2028 and thereafter	3
Total future amortization expense	$325

For definite-lived intangible assets, the Company assesses the carrying value of these assets whenever events or circumstances indicate that the carrying value may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset, or asset group, to the future undiscounted cash flows expected to be generated by the asset, or asset group. There were no events or changes in circumstances during the three months ended March 31, 2023 which indicated that an assessment of the impairment of goodwill and intangible assets was required.

(13)     Revenue from Contracts with Customers

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised products and services. The amount of revenue recognized reflects the consideration which the Company expects to be entitled to receive in exchange for these products and services.

Disaggregation of Revenue for Continuing Operations

The following table summarizes net sales from contracts with customers for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
Product, transferred at point in time	$4,503	$6,107
Product, transferred over time	446	456
Service	28,740	26,588
Total net sales	$33,689	$33,151

Revenue recognized during the three months ended March 31, 2023 and 2022 from amounts included in contract liabilities at the beginning of the period was $447 and $452, respectively.

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

The Company primarily manufactures and distributes a comprehensive family of mobile satellite antenna products and services that provide access to the Internet, television, and VoIP services while on the move. Product sales accounted for 15% and 20% of the Company's consolidated net sales for the three months ended March 31, 2023 and 2022, respectively. Service sales of VSAT Broadband airtime service accounted for 80% and 72% of the Company's consolidated net sales for the three months ended March 31, 2023 and 2022, respectively. The balance of service sales are comprised of distribution of commercially licensed entertainment, product repairs, and extended warranty sales.

No other single product class accounts for 10% or more of the Company's consolidated net sales.

The Company operates in a number of major geographic areas, including internationally. Revenues from international locations primarily include Singapore, Canada, European Union countries and other European countries, countries in Africa, Asia/Pacific and the Middle East, and India. Revenues are based upon customer location and internationally represented 64% and 61% of consolidated net sales for the three months ended March 31, 2023 and 2022, respectively. Sales to Singapore customers represented 18% and 16% of the Company's consolidated net sales for the three months ended March 31, 2023 and 2022, respectively. No other individual foreign country represented 10% or more of the Company's consolidated net sales for the three months ended March 31, 2023 and 2022.

As of March 31, 2023 and December 31, 2022, the long-lived tangible assets related to the Company’s international subsidiaries were less than 10% of the Company’s long-lived tangible assets.

Business and Credit Concentrations

Concentrations of risk with respect to trade accounts receivable are generally limited due to the large number of customers and their dispersion across several geographic areas. Although the Company does not foresee that credit risk associated with these receivables will deviate from historical experience, repayment is dependent upon the financial stability of those individual customers. The Company establishes allowances for credit losses and evaluates, on a monthly basis, the adequacy of those reserves based upon expected losses, historical experience and its expectation for future collectability concerns.

No single customer accounted for 10% or more of consolidated net sales for the three months ended March 31, 2023 or 2022. One customer accounted for 17% of accounts receivable at March 31, 2023. Two customers accounted for approximately 16% and 12%, respectively, of accounts receivable at December 31, 2022. One customer accounted for 66% of long-term accounts receivable included in other non-current assets on the consolidated balance sheets related to sales-type leases at March 31, 2023 and December 31, 2022.

Certain components from third parties used in the Company’s products are procured from single sources of supply. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the Company’s delivery of products and thereby materially adversely affect the Company’s revenues and operating results.

Customer Contract Balances

The following table provides the balance sheet location and amounts of contract assets, or unbilled accounts receivable, and contract liabilities, or deferred revenue, from contracts with customers as of March 31, 2023 and December 31, 2022:

Contract Balance Type	Balance Sheet Location	March 31, 2023	December 31, 2022
Current portion of deferred costs	Current contract assets	$1,273	$1,243
Non-current portion of deferred costs	Non-current contract assets	3,079	3,033
Current portion of deferred revenues	Contract liabilities*	1,844	1,743
Non-current portion of deferred revenues	Long-term contract liabilities	4,667	4,315

*Management notes that the remaining “Contract liabilities” balance not included in the above table (which as of March 31, 2023 and December 31, 2022 is $1,840 and $1,365, respectively) relates to deferred income unaffiliated with the Company’s primary revenue streams, the majority of which relates to our content subscription business. These values are therefore excluded from the contract assets and contract liabilities from contracts with customers.

There were no material changes to contract asset balances for the three months ended March 31, 2023 as a result of changes in estimates or impairments. The change in the contract liability balance from December 31, 2022 to March 31, 2023 was primarily due to the increase in upfront support billings received in the first three months of 2023 in comparison to revenues recognized in the prior period from historical support billings.

(14)     Income Taxes

The Company’s effective tax rate from continuing operations for the three months ended March 31, 2023 was 300.0% compared with (8.4)% for the corresponding period in the prior year. The effective income tax rate is based on estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable periods, including retroactive changes in tax legislation, settlements of tax audits or assessments, and the resolution or identification of tax position uncertainties.

For the three months ended March 31, 2023, the effective tax rate from continuing operations was higher than the statutory tax rate primarily due to the Company maintaining a valuation allowance reserve on its U.S. deferred tax assets, discrete tax adjustments and the composition of income from foreign jurisdictions taxed at lower rates.

For the three months ended March 31, 2022, the effective tax rate from continuing operations was lower than the statutory tax rate primarily due to the Company maintaining a valuation allowance reserve on its U.S. deferred tax assets and to the composition of income from foreign jurisdictions taxed at lower rates.

As of March 31, 2023 and December 31, 2022, the Company had reserves for uncertain tax positions of $654 and $637, respectively. There were no material changes during the three months ended March 31, 2023 to the Company’s reserve for uncertain tax positions. The Company estimates that it is reasonably possible that the balance of unrecognized tax benefits as of March 31, 2023 may decrease $36 in the next twelve months as a result of a lapse of statutes of limitations and settlements with taxing authorities.

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

(15)     Leases

Lessee

The Company has operating leases for office facilities, equipment, and satellite service capacity and related equipment. Lease expense from continuing operations was $452 and $544 for the three months ended March 31, 2023 and 2022, respectively. Short-term operating lease costs were $25 and $55 for the three months ended March 31, 2023 and 2022, respectively. Maturities of lease liabilities as of March 31, 2023 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows:

Remainder of 2023	$1,170
2024	501
2025	56
2026	48
2027 and thereafter	82
Total minimum lease payments	$1,857

Less amount representing interest	$(88)
Present value of net minimum operating lease payments	$1,769
Less current installments of obligation under current-operating lease liabilities	$1,393
Obligations under long-term operating lease liabilities, excluding current installments	$376

Weighted-average remaining lease term - operating leases (years)	1.63
Weighted-average discount rate - operating leases	5.50%

Lessor

The Company enters into leases with certain customers primarily for the TracPhone VSAT systems. These leases are classified as sales-type leases because title to the equipment transfers to the customer at the end of the lease term. The Company records the leases at a price typically equivalent to normal selling price and in excess of the cost or carrying amount. Upon delivery, the Company records the net present value of all payments under these leases as product revenue, and the related costs of the product are charged to cost of sales. Interest income is recognized throughout the lease term (typically three to five years) using an implicit interest rate. The sales-type leases do not have unguaranteed residual assets.

The current portion of the net investment in these leases was $3,843 as of March 31, 2023 and the non-current portion of the net investment in these leases was $4,703 as of March 31, 2023. The current portion of the net investment in the leases is included in accounts receivable, net of allowance for doubtful accounts on the accompanying consolidated balance sheets and the non-current portion of the net investment in these leases is included in other non-current assets on the accompanying consolidated balance sheets. Interest income from sales-type leases was $168 and $207 during the three months ended March 31, 2023 and 2022, respectively.

The future undiscounted cash flows from these leases as of March 31, 2023 are:

Remainder of 2023	$3,478
2024	3,086
2025	1,733
2026	860
2027	379
2028	15
Total undiscounted cash flows	$9,551

Present value of lease payments	$8,546
Difference between undiscounted cash flows and discounted cash flows	$1,005

In 2021, the Company entered into three-year leases for its TracPhone VSAT systems, in which ownership of the hardware does not transfer to the lessee by the end of the lease term. As a result, and in light of other factors indicated in ASC 842, these leases are classified as operating leases.

As of March 31, 2023, the gross costs and accumulated depreciation associated with these operating leases are included in revenue generating assets and amounted to $1,880 and $610, respectively. They are depreciated on a straight-line basis over a five-year estimated useful life. Depreciation expense for these assets was $94 for the three months ended March 31, 2023.

Lease revenue recognized was $138 for the three months ended March 31, 2023 in service sales in the consolidated statements of operations.

As of March 31, 2023, minimum future lease payments to be recognized on the operating leases are as follows:

Remainder of 2023	$415
2024	343
2025	25
Total	$783

(16)     Discontinued Operations

During the third quarter of 2022, the Company sold its inertial navigation business. The Company determined that the sale met the requirements for reporting as discontinued operations in accordance with Accounting Standards Codification (ASC) 205-20. There were no assets or liabilities of the inertial navigation business as of December 31, 2022 or March 31, 2023. Please see Note 1 for further discussion.

The following table presents a reconciliation of the major financial line items constituting the results for discontinued operations to the net income from discontinued operations, net of tax, presented separately in the Company's consolidated statement of operations for the three months ended March 31, 2022:

Three months ended
March 31,
2022
Sales:
Product	$7,807
Service	136
Net sales	7,943
Costs and expenses:
Costs of product sales	5,311
Costs of service sales	66
Research and development	1,638
Sales, marketing and support	1,388
Loss from discontinued operations before income tax expense	(460)
Other income, net	35
Loss from discontinued operations before tax expense	$(425)
Income tax expense on discontinued operations	—
Net loss from discontinued operations, net of tax	$(425)

Net loss from discontinued operations per common share
Basic	$(0.02)
Diluted	$(0.02)

Weighted average number of common shares outstanding:
Basic	18,449
Diluted	18,449

The following table presents supplemental cash flow information of the discontinued operations:

Three months ended
March 31,
2022

Cash provided by operating activities - discontinued operations	$366
Cash used in investing activities - discontinued operations	$(122)

The following table presents non-cash expenses from discontinued operations:

Three months ended
March 31,
2022
Depreciation	$308
Compensation expense related to stock-based awards and employee stock purchase plan	$100

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction

The statements included in this quarterly report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding our future financial results, operating results, business strategies, projected costs, products and services, competitive positions and plans, customer preferences, consumer trends, anticipated product development, and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Risk Factors” in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2022. These and many other factors could affect our future financial and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by us or on our behalf. For example, our expectations regarding certain items as a percentage of sales assume that we will achieve our anticipated sales goals. The following discussion and analysis should be read in conjunction with our consolidated interim financial statements and related notes appearing elsewhere in this report.

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

Management Transition and Restructuring

On March 7, 2022, we announced that our President and Chief Executive Officer, Martin Kits van Heyningen, was retiring from his executive and Board roles after more than 40 years of service and assuming a consulting position with us. We incurred approximately $0.5 million of costs associated with the management transition through March 31, 2022, including a separation payment, consulting fees and health insurance coverage for Mr. Kits van Heyningen, as well as professional and advisory fees. As of March 31, 2023 all payments related to the additional fees had been completed.

In March 2022, we also restructured our operations to reduce costs and better pursue a more focused strategy. We reduced our workforce by approximately 10% and began incurring reduced expenses from these actions beginning in the second quarter of 2022. Approximately $1.7 million of severance payments, other employee benefits, and legal and advisory fees were incurred for the three months ended March 31, 2022. For the three months ended March 31, 2023, we did not incur any additional expenses associated with this restructuring. We also modified impacted employee's stock option and restricted stock awards. Please see Note 5 to our consolidated interim financial statements for further discussion.

During the third quarter of 2022, we restructured our foreign operations by closing our India and Cyprus offices and our Denmark warehouse to reduce costs. All costs associated with the severance payments, other employee benefits, and legal and advisory fees were incurred in the 2022.

Executive Employment Agreements

In May 2022, we entered into executive employment agreements with each of Brent C. Bruun, Roger A. Kuebel, Felise Feingold and Robert Balog in order to retain their services and provide them with certain benefits in the event that we terminate the executive’s employment without cause (as defined in the agreement) or the executive terminates his or her employment for good reason (as defined in the agreement) (either such termination, a “Qualifying Termination”), including following a change of control. The terms of the agreements are substantially identical except as to title, salary, target bonus and reporting responsibilities. The agreements provided that, if the executive continued to serve as an employee through December 31, 2022 (the “Retention Date”), we would pay the executive a retention bonus equal to 75% of the executive’s base salary at the agreement date, and we would accelerate the vesting of the executive’s equity awards that would otherwise have vested in the twelve months after the Retention Date.

On October 11, 2022, we entered into an amendment to the employment agreement with Mr. Bruun that, among other things, increased his annual base salary to $448,360 per year, retroactive to July 1, 2022, increased his target annual incentive compensation for the second half of 2022 to 80% of his base salary (without changing his target annual incentive compensation for the first half of 2022), extended his Retention Date from December 31, 2022 to December 31, 2023, which effectively extended the period during which Mr. Bruun must remain employed by us in order to earn his retention bonus, and modified the amount of the retention bonus from 75% of his base salary in effect on May 2, 2022 to 75% of the highest base salary in effect for Mr. Bruun on or before the date he becomes entitled to receive the retention bonus or the “Partial Retention Bonus” (as defined in the employment agreement). If a Qualifying Termination occurs before December 31, 2023, Mr. Bruun will receive a pro rata portion of the retention bonus. If in connection with such a termination he becomes entitled to receive the change in control severance payments and benefits, he will also become entitled to receive the full retention bonus, and the Retention Date will be the later of the date of such change in control or such termination of employment. The amendment did not modify the terms of the employment agreement relating to acceleration of vesting of certain equity awards if Mr. Bruun remains employed by us through December 31, 2022.

In January 2023, we paid out all contracted benefits to Roger A. Kuebel, Felise Feingold and Robert Balog as the conditions of their agreements were satisfied on December 31, 2022. As of March 31, 2023, we have accrued approximately $0.2 million for the retention bonus payable to Brent Bruun.

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

Supply Chain

During the three months ended March 31, 2023, we continued to experience delays in the availability and delivery of certain raw material components, which has impacted our manufacturing as well as resulted in shipping delays in getting products out to our customers. We also experienced increased raw material costs, which we expect to continue throughout 2023. We are continuing to monitor global developments and are prepared to implement any actions that we determine to be necessary to sustain our business.

International Sales

We operate in a number of major geographic areas across the globe. We generate our international net sales, based upon customer location, primarily from customers located in Singapore, Canada, European Union countries and other European countries, as well as countries in Africa, Asia/Pacific and the Middle East, and India. International revenues represented 64% and 61% of our consolidated net sales for the three months ended March 31, 2023 and 2022, respectively. Sales to Singapore customers represented 18% and 16% of our consolidated net sales for the three months ended March 31, 2023 and 2022, respectively. No other individual foreign country represented 10% or more of our consolidated net sales for the three months ended March 31, 2023 and 2022.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these interim financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure at the date of our interim financial statements. Our significant accounting policies are summarized in Note 1 to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2022.

Critical accounting estimates are those estimates made that involve a significant level of estimation uncertainty and have had or are reasonably likely to have an impact on our statement of operations. As described in our annual report on Form 10-K for the year ended December 31, 2022, our accounting policies for goodwill, intangible assets, and other long-lived assets are the estimates most critical to an understanding and evaluation of our consolidated financial statements. We have reviewed our accounting policies and critical accounting estimates and determined that these remain our most critical accounting policies and estimates for the three months ended March 31, 2023.

Readers should refer to our annual report on Form 10-K for the year ended December 31, 2022 under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Estimates” for descriptions of these policies and estimates, as well as the notes to the consolidated interim financial statements included elsewhere within this report.

Results of Operations
The following table provides, for the periods indicated, certain financial data relating to our continuing operations expressed as a percentage of net sales:

	Three Months Ended
	March 31,
	2023	2022
Sales:
Product	14.7%	19.8%
Service	85.3	80.2
Net sales	100.0	100.0
Cost and expenses:
Costs of product sales	15.5	16.3
Costs of service sales	47.7	45.0
Research and development	7.6	9.1
Sales, marketing and support	17.0	21.0
General and administrative	13.8	21.3
Total costs and expenses	101.6	112.7
Loss from operations	(1.6)	(12.7)
Interest income	2.3	0.6
Interest expense	—	—
Other (expense) income, net	(0.7)	0.3
Income (loss) from continuing operations before income tax expense	—	(11.8)
Income tax expense from continuing operations	0.1	1.0
Net loss from continuing operations	(0.1)%	(12.8)%

Three months ended March 31, 2023 and 2022

Net Sales

Our net sales for the three months ended March 31, 2023 and 2022 were as follows:

			Change
	For the three months ended March 31,		2023 vs. 2022
	2023	2022	$	%
	(dollars in thousands)
Product	$4,949	$6,563	$(1,614)	(25)%
Service	28,740	26,588	2,152	8%
Net sales	$33,689	$33,151	$538	2%

    Net sales increased by $0.5 million, or 2%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Product sales decreased by $1.6 million, or 25%, to $4.9 million for the three months ended March 31, 2023 from $6.6 million for the three months ended March 31, 2022. The decrease in product sales was primarily due to a $1.5 million decrease in VSAT Broadband product sales. The decrease in VSAT product sales was primarily due to a decrease in unit sales volume, particularly with 37cm units in our global leisure segment. Alternative solutions offered by recent LEO entrants have heightened competition in this segment of the market.
Service sales increased by $2.2 million, or 8%, to $28.7 million for the three months ended March 31, 2023 from $26.6 million for the three months ended March 31, 2022. The increase was primarily due to a $3.0 million increase in our VSAT airtime sales, partially offset by a $0.8 million decrease in our content service sales, primarily driven by the sale of a subsidiary in April 2022.

Costs of Sales

    Costs of sales consists of costs of product sales and costs of service sales. Costs of sales increased by $1.0 million, or 5%, in the three months ended March 31, 2023 to $21.3 million from $20.3 million in the three months ended March 31, 2022. The increase in costs of sales was driven by a $1.2 million increase in costs of service sales, partially offset by a $0.2 million decrease in costs of product sales. As a percentage of net sales, costs of sales were 63% and 61% for the three months ended March 31, 2023 and 2022, respectively.

Our costs of product sales consist primarily of materials, manufacturing overhead, and direct labor used to produce our products. For the three months ended March 31, 2023, costs of product sales decreased by $0.2 million, or 3%, to $5.2 million from $5.4 million in the three months ended March 31, 2022, primarily due to a $0.3 million decrease in our marine cost of product sales. As a percentage of product sales, costs of product sales were 106% and 83% for the three months ended March 31, 2023 and 2022, respectively. Cost of product sales increased as a percentage of product sales primarily due to two factors; the first being a write-down of inventory by $0.6 million and the second being purchase price variance of $0.3 million.

Our costs of service sales consist primarily of satellite service capacity, depreciation, service network overhead expense associated with our VSAT Broadband network infrastructure, direct network service labor, Inmarsat service costs, product installation costs, media materials and distribution costs, and service repair materials. For the three months ended March 31, 2023, costs of service sales increased by $1.2 million, or 8%, to $16.1 million from $14.9 million for the three months ended March 31, 2022, primarily due to a $1.5 million increase in VSAT airtime costs of service sales. The increase in airtime cost of sales is primarily related to capacity increases necessary to support growth in our airtime subscriber base. This was partially offset by a $0.3 million decrease in content services cost of service sales, primarily driven by the sale of a subsidiary in April 2022. As a percentage of service sales, costs of service sales were 56% for each of the three months ended March 31, 2023 and 2022.

Operating Expenses

    Research and development expense consists of direct labor, materials, external consultants, and related overhead costs that support our internally funded product development and product sustaining engineering activities. Research and development expense for the three months ended March 31, 2023 decreased by $0.4 million, or 15%, to $2.6 million from $3.0 million for the three months ended March 31, 2022. The decrease primarily resulted from a $0.3 million decrease in salaries, benefits and taxes, which was driven by costs related to the reduction in our workforce in March 2022. As a percentage of net sales, research and development expense was 8% and 9% for the three months ended March 31, 2023 and 2022, respectively.

    Sales, marketing, and support expense consists primarily of salaries and related expenses for sales and marketing personnel, commissions for both in-house and third-party representatives, costs related to the co-development of certain content, other sales and marketing support costs such as advertising, literature and promotional materials, product service personnel and support costs, warranty-related costs and bad debt expense. Sales, marketing and support expense also includes the operating expenses of our sales office subsidiaries in Denmark, Singapore, Brazil, and Japan. Sales, marketing and support expense for the three months ended March 31, 2023 decreased by $1.3 million, or 18%, to $5.7 million from $7.0 million for the three months ended March 31, 2022. The decrease primarily resulted from a $1.5 million decrease in salaries, benefits and taxes, which was driven by the reduction in our workforce in March 2022. As a percentage of net sales, sales, marketing and support expense was 17% and 21% for the three months ended March 31, 2023 and 2022, respectively.

    General and administrative expense consists of costs attributable to management, finance and accounting, information technology, human resources, certain outside professional services, and other administrative costs. General and administrative expense for the three months ended March 31, 2023 decreased by $2.4 million, or 34%, to $4.7 million from $7.1 million, for the three months ended March 31, 2022. The decrease primarily resulted from a $2.0 million decrease in salaries, benefits, and taxes, which was driven by the reduction in our workforce in March 2022, and the incurrence in the three months ended March 31, 2022 of $0.5 million of expenses related to the separation and retirement of Mr. Kits van Heyningen. In addition, during the three months ended March 31, 2023 we were reimbursed by EMCORE for $0.5 million of expenses incurred under the Transition Service Agreement relating to the sale of the inertial navigation business in 2022. Partially offsetting these items was a $0.5 million increase in professional fees primarily related to additional accounting and consulting costs incurred to prepare our annual filings. As a percentage of net sales, general and administrative expense was 14% and 21% for the three months ended March 31, 2023 and 2022, respectively.

Interest and Other Income, Net

    Interest income represents interest earned on our cash and cash equivalents, as well as from investments and our sale-type lease receivables. Interest income increased $0.6 million for the three months ended March 31, 2023 to $0.8 million from $0.2 million for the three months ended March 31, 2022. Of the current period interest income of $0.8 million, $0.6 million is attributable to interest gained from cash and cash equivalents, while the remaining $0.2 million was due to interest from lease receivables. Interest expense remained flat period-over-period at less than $0.1 million for both of the three months ended March 31, 2023 and 2022. Other (expense) income, net decreased to other expense, net of $0.2 million for the three months ended March 31, 2023 from other income, net of $0.1 million for the three months ended March 31, 2022. Other expense, net of $0.2 million for the three months ended March 31, 2023 primarily relates to foreign exchange losses from our UK operations.

Income Tax Expense

    Income tax expense for the three months ended March 31, 2023 was less than $0.1 million and related to taxes on income earned in foreign jurisdictions. Income tax expense for the three months ended March 31, 2022 was $0.3 million and related to taxes on income earned in foreign jurisdictions.

Discontinued Operations

On August 9, 2022, we sold our inertial navigation business for net proceeds $54.9 million, less specified deductions. We determined that the sale met the requirements for reporting as discontinued operations in accordance with ASC 205-20. Accordingly, we have classified the results of the inertial navigation business as discontinued operations for all prior periods presented. Please see Notes 1 and 18 for further discussion. Results for discontinued operations are as follows:

Three months ended March 31,
2022
(dollars in thousands)

Sales from discontinued operations	$7,943
Net loss from discontinued operations, net of tax	$(425)
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

On August 9, 2022, we sold our inertial navigation business to EMCORE Corporation for net proceeds of $54.9 million, less specified deductions.

As of March 31, 2023, we had $68.7 million in cash, cash equivalents, and marketable securities, of which $2.5 million in cash and cash equivalents was held in local currencies by our foreign subsidiaries. Our foreign subsidiaries held no marketable securities as of March 31, 2023. As of March 31, 2023, we had $95.6 million in working capital. Based upon our current working capital position, current operating plans and expected business conditions, we expect to have sufficient funds, through at least twelve months from the date that this report is filed with the SEC, to fund our short-term and long-term working capital requirements, including capital expenditures and contractual obligations. Our funding plans for our working capital needs and other commitments may be adversely impacted if our underlying assumptions regarding our anticipated revenues and expenses are not realized. If our operating results fail to meet our expectations, we could be required to seek additional funding through public or private financings or other arrangements. In that event, adequate funds may not be available when needed or may be available only on terms which could have a negative impact on our business and results of operations. In addition, if we raise funds by issuing equity securities, our stockholders may experience dilution.

Net cash used in operations was $6.8 million for the three months ended March 31, 2023 compared to net cash used in operations of $3.5 million for the three months ended March 31, 2022. The $3.3 million increase in cash used in operations is primarily driven by a net increase in cash outflows of $15.1 million related to accounts payable, an increase of $0.5 million related to non-cash items, and a $0.4 million increase in non-current assets. Partially offsetting these items was a $5.8 million increase in accrued compensation, product warranty and other expenses, a $4.7 million decrease in net loss, a $1.6 million increase in cash inflows relating to accounts receivable, a $0.4 million decrease in cash outflows related to prepaid expenses and current assets, and a $0.3 million increase in cash inflows related to contract liabilities.

Net cash used in investing activities was $2.7 million for the three months ended March 31, 2023 compared to net cash provided by investing activities of $0.1 million for the three months ended March 31, 2022. The $2.8 million change in net cash used in investing activities was primarily the result of a $5.1 million increase in net investment in marketable securities, partially offset by a $2.3 million decrease in capital expenditures.

Net cash provided by financing activities was $0.8 million for the three months ended March 31, 2023 compared to net cash provided by financing activities of $0.1 million for the three months ended March 31, 2022. The $0.6 million increase in net cash provided by financing activities is primarily attributable to the $0.8 million increase in cash inflows relating to proceeds from stock options exercised and the employee stock purchase plan, partially offset by a $0.2 million increase in cash outflows related to the repurchase of common stock to satisfy specific tax withholding obligations arising from accelerated vesting of executive stock grants.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023, the end of the period covered by this interim report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated changes in our internal control over financial reporting that occurred during the first quarter of 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the first quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.    EXHIBITS
Exhibits:

Exhibit No.	Description	Filed with this Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1

3.2	Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock of KVH Industries, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock		8-A	August 19, 2022	3.1

3.3	Amended and Restated Bylaws		10-Q	November 1, 2017	3.2

4.1	Specimen certificate for the common stock		10-K	March 2, 2018	4.1

10.1	Amendment No. 1 to Stockholder Rights Agreement dated as of February 3, 2023, by and between KVH Industries, Inc. and Computershare Trust Company, N.A.		8-K	February 3, 2023	4.1

10.2	Cooperation Agreement dated as of February 3, 2023, by and among KVH Industries, Inc., Black Diamond Capital Management, L.L.C., Stephen H. Deckoff and the Investor Group Designees (as defined therein)		8-K	February 3, 2023	10.1

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer and principal financial officer	X

101
The following financial information from KVH Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statements of Stockholders' Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to Consolidated Interim Financial Statements (unaudited).
		X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 5, 2023

KVH Industries, Inc.

By:	/s/ ROGER A. KUEBEL
Roger A. Kuebel
(Duly Authorized Officer and Chief Financial Officer)