Form 10-Q
period 2023-06-30
KVH INDUSTRIES INC \DE\
filed 2023-08-09
CIK 1007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
August 1, 2023	Common Stock, par value $0.01 per share	19,535,522

KVH INDUSTRIES, INC. AND SUBSIDIARIES
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements
KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$14,008	$21,056
Marketable securities	56,966	55,680
Accounts receivable, net of allowance for credit losses of $1,187 and $1,268 as of June 30, 2023 and December 31, 2022, respectively	26,975	27,427
Inventories	24,179	22,730
Prepaid expenses and other current assets	2,382	3,067
Current contract assets	1,162	1,243
Total current assets	125,672	131,203
Property and equipment, net	50,790	53,118
Intangible assets, net	283	404
Goodwill	5,351	5,308
Right of use assets	1,582	2,168
Other non-current assets	4,588	5,037
Non-current contract assets	2,757	3,033
Deferred income tax asset	258	259
Total assets	$191,281	$200,530
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,194	$20,449
Accrued compensation and employee-related expenses	4,251	7,621
Accrued other	3,605	4,234
Accrued product warranty costs	688	1,287
Contract liabilities	3,310	3,108
Current operating lease liability	1,207	1,532
Liability for uncertain tax positions	674	637
Total current liabilities	25,929	38,868
Long-term operating lease liability	371	636
Long-term contract liabilities	4,220	4,315
Deferred income tax liability	57	55
Total liabilities	$30,577	$43,874
Commitments and contingencies (Notes 2, 10, and 15)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 20,969,436 and 20,631,152 shares issued at June 30, 2023 and December 31, 2022, respectively; and 19,513,327 and 19,198,458 shares outstanding at June 30, 2023 and December 31, 2022, respectively	210	206
Additional paid-in capital	163,690	160,475
Retained earnings	12,849	11,936
Accumulated other comprehensive loss	(3,955)	(4,110)
	172,794	168,507
Less: treasury stock at cost, common stock, 1,456,109 and 1,432,694 shares as of June 30, 2023 and December 31, 2022, respectively.	(12,090)	(11,851)
Total stockholders’ equity	160,704	156,656
Total liabilities and stockholders’ equity	$191,281	$200,530
See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Sales:
Product	$5,425	$6,620	$10,374	$13,183
Service	28,746	27,933	57,486	54,521
Net sales	34,171	34,553	67,860	67,704
Costs and expenses:
Costs of product sales	6,633	5,198	11,867	10,616
Costs of service sales	15,534	15,200	31,610	30,126
Research and development	2,416	2,624	4,981	5,635
Sales, marketing and support	5,142	5,676	10,854	12,645
General and administrative	4,122	6,898	8,772	13,973
Total costs and expenses	33,847	35,596	68,084	72,995
Income (loss) from operations	324	(1,043)	(224)	(5,291)
Interest income	885	201	1,663	409
Interest expense	—	1	—	2
Other (expense) income, net	(238)	889	(462)	992
Income (loss) from continuing operations before income tax expense	971	46	977	(3,892)
Income tax expense from continuing operations	46	235	64	564
Net income (loss) from continuing operations	$925	$(189)	$913	$(4,456)
Net loss from discontinued operations, net of tax	—	(1,255)	—	(1,680)
Net income (loss)	$925	$(1,444)	$913	$(6,136)

Net income (loss) from continuing operations per common share
Basic	$0.05	$(0.01)	$0.05	$(0.24)
Diluted	$0.05	$(0.01)	$0.05	$(0.24)

Net loss from discontinued operations per common share
Basic	$0.00	$(0.07)	$0.00	$(0.09)
Diluted	$0.00	$(0.07)	$0.00	$(0.09)

Net income (loss) per common share
Basic	$0.05	$(0.08)	$0.05	$(0.33)
Diluted	$0.05	$(0.08)	$0.05	$(0.33)

Weighted average number of common shares outstanding:
Basic	19,153	18,564	19,018	18,507
Diluted	19,275	18,564	19,161	18,507

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income (loss)	$925	$(1,444)	$913	$(6,136)
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on available-for-sale securities	(1)	—	12	—
Foreign currency translation adjustment	75	(419)	143	(612)
Other comprehensive income (loss), net of tax(1)	74	(419)	155	(612)
Total comprehensive income (loss)	$999	$(1,863)	$1,068	$(6,748)
(1) Tax impact was nominal for all periods.

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Retained earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2023	20,826	$208	$161,779	$11,924	$(4,029)	(1,456)	$(12,090)	$157,792
Net income	—	—	—	925	—	—	—	925
Other comprehensive income	—	—	—	—	74	—	—	74
Stock-based compensation	—	—	578	—	—	—	—	578
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	143	2	1,333	—	—	—	—	1,335
Balance at June 30, 2023	20,969	$210	$163,690	$12,849	$(3,955)	(1,456)	$(12,090)	$160,704

	Common Stock		Additional Paid-in Capital	Retained earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	20,631	$206	$160,475	$11,936	$(4,110)	(1,433)	$(11,851)	$156,656
Net income	—	—	—	913	—	—	—	913
Other comprehensive income	—	—	—	—	155	—	—	155
Stock-based compensation	—	—	874	—	—	—	—	874
Acquisition of treasury stock	—	—	—	—	—	(23)	(239)	(239)
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	338	4	2,341	—	—	—	—	2,345
Balance at June 30, 2023	20,969	$210	$163,690	$12,849	$(3,955)	(1,456)	$(12,090)	$160,704

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2022	20,328	$203	$157,142	$(16,857)	$(3,602)	(1,433)	$(11,851)	$125,035
Net loss	—	—	—	(1,444)	—	—	—	(1,444)
Other comprehensive loss	—	—	—	—	(419)	—	—	(419)
Stock-based compensation	—	—	705	—	—	—	—	705
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	175	2	149	—	—	—	—	151
Balance at June 30, 2022	20,503	$205	$157,996	$(18,301)	$(4,021)	(1,433)	$(11,851)	$124,028

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	20,343	$203	$156,199	$(12,165)	$(3,409)	(1,433)	$(11,851)	$128,977
Net loss	—	—	—	(6,136)	—	—	—	(6,136)
Other comprehensive loss	—	—	—	—	(612)	—	—	(612)
Stock-based compensation	—	—	1,586	—	—	—	—	1,586
Issuance of common stock under employee stock purchase plan	22	—	193	—	—	—	—	193
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	138	2	149	—	—	—	—	151
Taxes accrued for net share settlement of options	—	—	(131)	—	—	—	—	(131)
Balance at June 30, 2022	20,503	$205	$157,996	$(18,301)	$(4,021)	(1,433)	$(11,851)	$124,028
See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$913	$(6,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	(1)	367
Depreciation and amortization	6,920	7,158
Deferred income taxes	3	(15)
Loss on disposals of fixed assets	323	216
Compensation expense related to stock-based awards and employee stock purchase plan	874	1,586
Unrealized currency translation loss (gain)	19	(361)
Gain on sale of KVH Media Group Entertainment Limited	—	(631)
Changes in operating assets and liabilities:
Accounts receivable	481	(640)
Inventories	(1,447)	(6,371)
Prepaid expenses, other current assets, and current contract assets	793	(372)
Other non-current assets and non-current contract assets	721	1,252
Accounts payable	(8,260)	(56)
Contract liabilities and long-term contract liabilities	72	114
Accrued compensation, product warranty and other	(4,598)	655
Net cash used in operating activities	$(3,187)	$(3,234)
Cash flows from investing activities:
Capital expenditures	(4,744)	(8,012)
Cash paid for acquisition of intangible asset	(23)	(28)
Proceeds from the sale of KVH Media Group Entertainment Limited, net of cash sold	—	2,378
Purchases of marketable securities	(16,697)	(10)
Maturities and sales of marketable securities	15,422	8,000
Net cash (used in) provided by investing activities	$(6,042)	$2,328
Cash flows from financing activities:
Proceeds from stock options exercised and employee stock purchase plan	2,367	333
Purchase of treasury stock	(239)	—
Payment of finance lease	(22)	(132)
Net cash provided by financing activities	$2,106	$201
Effect of exchange rate changes on cash and cash equivalents	75	(276)
Net decrease in cash and cash equivalents	(7,048)	(981)
Cash and cash equivalents at beginning of period	21,056	11,376
Cash and cash equivalents at end of period	$14,008	$10,395
Supplemental disclosure of non-cash investing and financing activities:
Changes in accrued other and accounts payable related to property and equipment additions	$47	$188
Taxes accrued for net share settlement of options	$—	$131
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

KVH’s service sales represent primarily revenue earned from satellite Internet airtime services. KVH provides, for monthly fixed and per-usage fees, satellite connectivity encompassing broadband Internet and VoIP services, to its TracNet H-series and TracPhone V-HTS series customers via KVH’s global high-throughput satellite (HTS) network. Cellular airtime service increasingly supplements KVH’s satellite-only airtime revenue following the July 2022 launch of the KVH ONE hybrid network and TracNet H-series terminals. This product and service combination integrates global satellite service with KVH-provided cellular service in more than 150 countries, along with shore-based Wi-Fi access. The May 2023 introduction of the KVH ONE OpenNet Program expanded access to KVH's global HTS network and airtime services to non-KVH terminals for the first time.

AgilePlans, KVH’s connectivity as a service offering, is a monthly subscription model that provides global connectivity to commercial maritime customers. The subscription includes the choice of satellite-only and hybrid terminals, airtime data service, VoIP, daily news, subsidized shipping and installation, and global support for a monthly fee with no minimum contract commitment. KVH offers AgilePlans subscribers a variety of airtime data plans with varying data speeds and fixed data usage levels with per megabyte overage charges. These airtime plans are similar to those the Company offers to customers who elect to purchase or lease a TracNet H-series or TracPhone V-HTS series terminal.

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

On August 9, 2022, the Company sold its inertial navigation business to EMCORE Corporation for net proceeds of $54,904, less specified deductions. On August 9, 2022, the Company also entered into a Transition Services Agreement with EMCORE, pursuant to which the Company agreed to provide certain transition services to support the continued operation of the inertial navigation business for six months following the sale with two extension options of three months each. The fee comprises both fixed monthly fees of approximately $100 as well as variable amounts for certain additional services with escalation increases on the fixed and variable rates for each extension option. The Company does not have any continuing involvement in these operations other than the transition services, which are being recorded as an offset to general and administrative expenses in continuing operations. For the three and six months ended June 30, 2023, the Company recognized an offset to general and administrative expenses associated with the Transition Services Agreement of $196 and $723, respectively. The Company determined that the sale met the requirements for reporting as discontinued operations in accordance with Accounting Standards Codification (ASC) 205-20. Please see Note 16 for the discontinued operations disclosures. As a result of the sale of its inertial navigation business, the Company operates as one reportable segment.

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

The 2022 consolidated interim financial statements reflect the sale of the inertial navigation business as discontinued operations. See Notes 1 and 16 for further information on the sale of the inertial navigation business.

The consolidated interim financial statements have not been audited by the Company’s independent registered public accounting firm and include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These consolidated interim financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2022 filed on March 16, 2023 with the Securities and Exchange Commission. The results for the three and six months ended June 30, 2023 are not necessarily indicative of operating results for the remainder of the year.

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

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries located in Denmark and Singapore are maintained using the United States dollar as the functional currency. Exchange rates in effect on the date of the transaction are used to record monetary assets and liabilities. Revenue and other expense elements are recorded at rates that approximate the rates in effect on the transaction dates. Foreign currency exchange gains and losses are recognized within “other (expense) income, net” in the accompanying consolidated statements of operations. The Company recorded a total of net foreign currency exchange (losses) gains, which are comprised of both realized and unrealized foreign currency exchange gains and losses, in its accompanying consolidated statements of operations of $(56) and $284 for the three months ended June 30, 2023 and 2022, respectively, and $(110) and $559 for the six months ended June 30, 2023 and 2022, respectively.

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

Management Transition and Restructuring

On March 7, 2022, the Company announced that its President and Chief Executive Officer, Martin Kits van Heyningen, was retiring from his executive and Board roles after more than 40 years of service and assuming a consulting position with the Company. As of March 31, 2022, the Company accrued approximately $539 in consulting fees associated with a maximum of 50 hours of transition services through March 31, 2023, which was paid to Mr. Kits van Heyningen over the 12 months following his retirement. As of June 30, 2023 all payments related to the consulting fees had been completed. The associated expenses were included in general and administrative expenses in the accompanying consolidated statements of operations. There were also modifications to Mr. Kits van Heyningen's stock option and restricted stock awards.

In March 2022, the Company also restructured its operations to reduce costs and pursue a more focused strategy. The Company reduced its workforce by approximately 10% and began incurring reduced expenses from these actions beginning in the second quarter of 2022. For the three months ended June 30, 2022, the Company incurred $426 in severance payments and other employee benefit costs for employees who had a severance date of June 30, 2022 to December 31, 2022. For the six months ended June 30, 2022, the Company incurred $1,818 in severance and health insurance costs and $327 in legal and advisory fees. The combined expense of $2,145 was included in the financial statement line items of the accompanying consolidated statements of operations as follows: costs of product sales of $17, costs of service sales of $55, research and development of $392, sales, marketing and support of $894, and general and administrative expenses of $787. The Company also modified impacted employee's stock option and restricted stock awards.

During the third quarter of 2022, the Company restructured its foreign operations by closing its India and Cyprus offices and its Denmark warehouse to reduce costs. All costs associated with the severance payments, other employee benefits, and legal and advisory fees were incurred in 2022.

Dispositions

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

In January 2023, the Company paid out all contracted benefits to Roger A. Kuebel, Felise Feingold and Robert Balog as the conditions of their agreements were satisfied on December 31, 2022. As of June 30, 2023, the Company has accrued approximately $236 for the retention bonus payable to Brent Bruun.

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

(4)    Marketable Securities

Marketable securities as of June 30, 2023 and December 31, 2022 consisted of the following:

June 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$56,966	$—	$—	$56,966
United States treasuries	—	—	—	—
Total marketable securities designated as available-for-sale	$56,966	$—	$—	$56,966

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$30,977	$—	$—	$30,977
United States treasuries	24,715	—	(12)	24,703
Total marketable securities designated as available-for-sale	$55,692	$—	$(12)	$55,680

Interest income from marketable securities was $687 and $9 during the three months ended June 30, 2023 and 2022, respectively, and $1,275 and $10 during the six months ended June 30, 2023 and 2022, respectively.

(5)     Stockholder's Equity

(a) Stock Equity and Incentive Plan
The Company recognizes stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation-Stock Compensation. On June 8, 2022, at the Company's 2022 Annual Meeting of Stockholders, the stockholders of the Company approved an amendment and restatement of the Company’s current equity compensation plan to increase the number of shares of common stock reserved for issuance under the plan by 1,280 shares, from 4,800 shares to 6,080 shares (excluding rollover shares). Stock-based compensation expense was $566 and $701, excluding $12 and $4 of compensation charges related to our Amended and Restated 1996 Employee Stock Purchase Plan, or the ESPP, for the three months ended June 30, 2023 and 2022, respectively, and $850 and $1,560, excluding $24 and $26 of compensation shares related to ESPP, for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, there was $2,513 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.80 years. As of June 30, 2023, there was $2,690 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 3.04 years.

Stock Options

During the three months ended June 30, 2023, the Company issued 147 shares of common stock upon the exercise of stock options and received $1,345 as payment for the exercise price. No shares were surrendered to the Company to satisfy minimum tax withholding obligations. Additionally, during the three months ended June 30, 2023, no stock options were granted and 261 stock options expired, were canceled or were forfeited.

During the six months ended June 30, 2023, the Company issued 260 shares of common stock upon the exercise of stock options and received $2,367 as payment for the exercise price. No shares were surrendered to the Company to satisfy minimum tax withholding obligations. Additionally, during the six months ended June 30, 2023, 317 stock options were granted and 431 stock options expired, were canceled or were forfeited. During the six months ended June 30, 2022, 398 stock options were granted. The Company has historically estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions utilized to determine the fair value of options granted during the six months ended June 30, 2023 and 2022 are as follows:

	Six Months Ended June 30,
	2023	2022
Risk-free interest rate	4.49%	2.97%
Expected volatility	43.93%	43.16%
Expected life (in years)	4.30	4.24
Dividend yield	0%	0%

As of June 30, 2023, there were 1,377 options outstanding with a weighted average exercise price of $9.55 per share and 565 options exercisable with a weighted average exercise price of $9.63 per share.

Restricted Stock

During the three months ended June 30, 2023, no shares of restricted stock were granted and 3 shares of restricted stock were forfeited. Additionally, during the three months ended June 30, 2023, 51 shares of restricted stock vested, of which no shares of common stock were surrendered to the Company as payment by employees in lieu of cash to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

During the six months ended June 30, 2023, 151 shares of restricted stock were granted with a weighted average grant date fair value of $9.81 per share and 72 shares of restricted stock were forfeited. Additionally, during the six months ended June 30, 2023, 94 shares of restricted stock vested, of which no shares of common stock were surrendered to the Company as payment by employees in lieu of cash to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

As of June 30, 2023, the Company had no unvested outstanding options and no outstanding shares of restricted stock that were subject to performance-based or market-based vesting conditions.

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

(b) Employee Stock Purchase Plan

The Company's ESPP affords eligible employees the right to purchase common stock, via payroll deductions, through various offering periods at a purchase price equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the three months ended June 30, 2023 and 2022, no shares were issued under the ESPP plan. During the six months ended June 30, 2023 and 2022, 0 and 22 shares were issued under the ESPP plan, respectively. The Company recorded compensation charges related to the ESPP of $12 and $4 for the three months ended June 30, 2023 and 2022, respectively, and $24 and $26 for the six months ended June 30, 2023 and 2022, respectively.

(c) Stock-Based Compensation Expense
The following table presents stock-based compensation expense, including expense for the ESPP, in the Company's consolidated statements of operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of product sales	$9	$61	$16	$135
Cost of service sales	5	3	9	5
Research and development	149	190	237	331
Sales, marketing and support	59	25	97	211
General and administrative	356	426	515	904
	$578	$705	$874	$1,586

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

The balances for the three months ended June 30, 2023 and 2022 are as follows:

	Foreign Currency Translation	Unrealized Gain (Loss) on Available for Sale Marketable Securities	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2023	$(4,030)	$1	$(4,029)
Other comprehensive income (loss)	75	(1)	74
Net other comprehensive income (loss)	75	(1)	74
Balance, June 30, 2023	$(3,955)	$—	$(3,955)

	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2022	$(3,602)	$(3,602)
Other comprehensive loss	(419)	(419)
Net other comprehensive loss	(419)	(419)
Balance, June 30, 2022	$(4,021)	$(4,021)

The balances for the six months ended June 30, 2023 and 2022 are as follows:

	Foreign Currency Translation	Unrealized (Loss) Gain on Available for Sale Marketable Securities	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2022	$(4,098)	$(12)	$(4,110)
Other comprehensive income	143	12	155
Net other comprehensive income	143	12	155
Balance, June 30, 2023	$(3,955)	$—	$(3,955)

	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2021	$(3,409)	$(3,409)
Other comprehensive loss	(612)	(612)
Net other comprehensive loss	(612)	(612)
Balance, June 30, 2022	$(4,021)	$(4,021)

(6)     Net Income (Loss) from Continuing Operations per Common Share

    Basic net income (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. For the three months ended June 30, 2022, since there was a net loss from continuing operations, the Company excluded 2,035 shares underlying outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these convertible securities would have reduced the net loss per share. For the six months ended June 30, 2022, since there was a net loss from continuing operations, the Company excluded 1,802 shares underlying outstanding stock options and non-vested restricted shares, from its diluted loss per share calculation, as inclusion of these convertible securities would have reduced the net loss per share.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Weighted average common shares outstanding—basic	19,153	18,564	19,018	18,507
Dilutive common shares issuable in connection with stock plans	122	—	143	—
Weighted average common shares outstanding—diluted	19,275	18,564	19,161	18,507

(7)     Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in first-out costing method. Inventories as of June 30, 2023 and December 31, 2022 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	June 30, 2023	December 31, 2022
Raw materials	$14,748	$14,203
Work in process	3,305	4,164
Finished goods	6,126	4,363
	$24,179	$22,730

(8)     Property and Equipment

Property and equipment, net, as of June 30, 2023 and December 31, 2022 consist of the following:

	June 30, 2023	December 31, 2022
Land	$2,833	$2,833
Building and improvements	18,839	18,869
Leasehold improvements	442	513
Machinery and equipment	5,794	5,948
Revenue-generating assets	75,190	72,527
Office and computer equipment	15,058	14,652
Motor vehicles	31	31
	118,187	115,373
Less accumulated depreciation	(67,397)	(62,255)
	$50,790	$53,118

Depreciation expense was $3,404 and $3,243 for the three months ended June 30, 2023 and 2022, respectively and $6,772 and $6,308 for the six months ended June 30, 2023 and 2022, respectively.

Certain revenue-generating hardware assets are utilized by the Company in the delivery of the Company's airtime services, media and other content.

(9)     Product Warranty

The Company’s products carry standard limited warranties that range from one to two years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying consolidated statements of operations. As of June 30, 2023 and December 31, 2022, the Company had accrued product warranty costs of $688 and $1,287, respectively.

The following table summarizes product warranty activity during 2023 and 2022:

	Six Months Ended
	June 30,
	2023	2022
Beginning balance	$1,287	$1,084
Charges to expense	321	579
Costs incurred	(920)	(440)
Ending balance	$688	$1,223

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

The following tables present financial assets and liabilities at June 30, 2023 and December 31, 2022 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

June 30, 2023	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$56,966	$56,966	$—	$—	(a)

December 31, 2022	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$30,977	$30,977	$—	$—	(a)
United States treasuries	$24,703	$24,703	$—	$—	(a)
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

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company's non-financial assets, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if indications of impairment exist. There was no impairment of the Company's non-financial assets noted during the six months ended June 30, 2023. The Company does not have any liabilities that are recorded at fair value on a non-recurring basis.

(12)     Goodwill and Intangible Assets

Goodwill

The following table sets forth the changes in the carrying amount of goodwill for the six months ended June 30, 2023:

Amounts
Balance at December 31, 2022	$5,308
Foreign currency translation adjustment	43
Balance at June 30, 2023	$5,351

Intangible Assets

The changes in the carrying amount of intangible assets during the six months ended June 30, 2023 are as follows:

Amounts
Balance at December 31, 2022	$404
Amortization expense	(148)
Intangible assets acquired in asset acquisition	23
Foreign currency translation adjustment	4
Balance at June 30, 2023	$283

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

In January 2017, the Company completed the acquisition of certain subscriber relationships from a third party. This acquisition did not meet the definition of a business under ASC 2017-01, Business Combinations (Topic 805)-Clarifying the Definition of a Business, which the Company adopted on October 1, 2016. The Company ascribed $100 of the initial purchase price to the acquired subscriber relationships definite-lived intangible assets with an initial estimated useful life of 10 years. Under the asset purchase agreement, the purchase price includes a component of contingent consideration under which the Company is required to pay a percentage of recurring revenues received from the acquired subscriber relationships through 2026 up to a maximum annual payment of $114. As of June 30, 2023, the carrying value of the intangible assets acquired in the asset acquisition was $485. As the acquisition did not represent a business combination, the contingent consideration arrangement is recognized only when the contingency is resolved and the consideration is paid or becomes payable. The amounts payable under the contingent consideration arrangement, if any, will be included in the measurement of the cost of the acquired subscriber relationships. An additional $23 and $28 of consideration was earned under the contingent consideration arrangement during the six months ended June 30, 2023 and 2022, respectively.

Acquired intangible assets are subject to amortization. The following table summarizes acquired intangible assets at June 30, 2023 and December 31, 2022, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2023
Subscriber relationships	$7,672	$7,389	$283
Distribution rights	315	315	—
Internally developed software	446	446	—
Proprietary content	153	153	—
Intellectual property	2,284	2,284	—
	$10,870	$10,587	$283
December 31, 2022
Subscriber relationships	$7,649	$7,245	$404
Distribution rights	315	315	—
Internally developed software	446	446	—
Proprietary content	153	153	—
Intellectual property	2,284	2,284	—
	$10,847	$10,443	$404

Amortization expense related to intangible assets was $55 and $125 for the three months ended June 30, 2023 and 2022, respectively, and $148 and $319 for the six months ended June 30, 2023 and 2022, respectively. Amortization expense was categorized as general and administrative expense.

As of June 30, 2023, the total weighted average remaining useful lives of the definite-lived intangible assets was 0.3 years.

Estimated future amortization expense remaining at June 30, 2023 for intangible assets acquired was as follows:

Years ending December 31,

Remainder of 2023	39
2024	78
2025	78
2026	78
2027	6
2028 and thereafter	4
Total future amortization expense	$283

For definite-lived intangible assets, the Company assesses the carrying value of these assets whenever events or circumstances indicate that the carrying value may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset, or asset group, to the future undiscounted cash flows expected to be generated by the asset, or asset group. There were no events or changes in circumstances during the six months ended June 30, 2023 which indicated that an assessment of the impairment of goodwill and intangible assets was required.

(13)     Revenue from Contracts with Customers

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised products and services. The amount of revenue recognized reflects the consideration which the Company expects to be entitled to receive in exchange for these products and services.

Disaggregation of Revenue for Continuing Operations

The following table summarizes net sales from contracts with customers for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Product, transferred at point in time	$4,544	$5,976	$9,047	$12,083
Product, transferred over time	881	644	1,327	1,100
Service	28,746	27,933	57,486	54,521
Total net sales	$34,171	$34,553	$67,860	$67,704

Revenue recognized during the three months ended June 30, 2023 and 2022 from amounts included in contract liabilities at the beginning of the period was $846 and $621, respectively. Revenue recognized during the six months ended June 30, 2023 and 2022 from amounts included in contract liabilities at the beginning of the period was $1,293 and $1,073, respectively.

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

The Company primarily manufactures and distributes a comprehensive family of mobile satellite antenna products and services that provide access to the Internet, television, and VoIP services while on the move. Product sales accounted for 16% and 19% of the Company's consolidated net sales for the three months ended June 30, 2023 and 2022, respectively, and 15% and 19% of the Company's consolidated net sales for the six months ended June 30, 2023 and 2022, respectively. Service sales of VSAT Broadband airtime service accounted for 79% and 75% of the Company's consolidated net sales for the three months ended June 30, 2023 and 2022, respectively, and 80% and 74% of the Company's consolidated net sales for the six months ended June 30, 2023 and 2022, respectively. The balance of service sales are comprised of distribution of commercially licensed entertainment and news, product repairs, and extended warranty sales.

No other single product class accounts for 10% or more of the Company's consolidated net sales.

The Company operates in a number of major geographic areas, including internationally. Revenues from international locations primarily include Singapore, Canada, European Union countries and other European countries, countries in Africa, Asia/Pacific and the Middle East, and India. Revenues are based upon customer location and internationally represented 66% and 61% of consolidated net sales for the three months ended June 30, 2023 and 2022, respectively, and 66% and 61% of consolidated net sales for the six months ended June 30, 2023 and 2022, respectively. Sales to Singapore customers represented 19% and 16% of the Company's consolidated net sales for the three months ended June 30, 2023 and 2022, respectively. No other individual foreign country represented 10% or more of the Company's consolidated net sales for the three months ended June 30, 2023 and 2022. Sales to Singapore customers represented 18% and 16% of the Company's consolidated net sales for the six months ended June 30, 2023 and 2022, respectively. No other individual foreign country represented 10% or more of the Company's consolidated net sales for the six months ended June 30, 2023 and 2022.

As of June 30, 2023 and December 31, 2022, the long-lived tangible assets related to the Company’s international subsidiaries were less than 10% of the Company’s long-lived tangible assets.

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

No single customer accounted for 10% or more of consolidated net sales for the six months ended June 30, 2023 or 2022. One customer accounted for 22% of accounts receivable at June 30, 2023. Two customers accounted for approximately 16% and 12%, respectively, of accounts receivable at December 31, 2022. One customer accounted for 59% and 66% of long-term accounts receivable included in other non-current assets on the consolidated balance sheets related to sales-type leases at June 30, 2023 and December 31, 2022, respectively.

Certain components from third parties used in the Company’s products are procured from single sources of supply. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the Company’s delivery of products and thereby materially adversely affect the Company’s revenues and operating results.

Customer Contract Balances

The following table provides the balance sheet location and amounts of contract assets, or unbilled accounts receivable, and contract liabilities, or deferred revenue, from contracts with customers as of June 30, 2023 and December 31, 2022:

Contract Balance Type	Balance Sheet Location	June 30, 2023	December 31, 2022
Current portion of deferred costs	Current contract assets	$1,162	$1,243
Non-current portion of deferred costs	Non-current contract assets	2,757	3,033
Current portion of deferred revenues	Contract liabilities*	1,708	1,743
Non-current portion of deferred revenues	Long-term contract liabilities	4,220	4,315

*Management notes that the remaining “Contract liabilities” balance not included in the above table (which as of June 30, 2023 and December 31, 2022 is $1,602 and $1,365, respectively) relates to deferred income unaffiliated with the Company’s primary revenue streams, the majority of which relates to our content subscription business. These values are therefore excluded from the contract assets and contract liabilities from contracts with customers.

There were no material changes to contract asset balances for the six months ended June 30, 2023 as a result of changes in estimates or impairments. The change in the contract liability balance from December 31, 2022 to June 30, 2023 was primarily due to the increase in upfront support billings received in the first six months of 2023 in comparison to revenues recognized in the prior period from historical support billings.

(14)     Income Taxes

The Company’s effective tax rate from continuing operations for the three and six months ended June 30, 2023 was 4.7% and 6.6%, respectively, compared with 510.9% and (14.5)% for the corresponding period in the prior year. The effective income tax rate is based on estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable periods, including retroactive changes in tax legislation, settlements of tax audits or assessments, and the resolution or identification of tax position uncertainties.

For the three and six months ended June 30, 2023 and 2022, the effective tax rates from continuing operations differed from the statutory tax rate primarily due to the Company maintaining a valuation allowance reserve on its U.S. deferred tax assets, discrete tax adjustments and the composition of income from foreign jurisdictions taxed at lower rates.

As of June 30, 2023 and December 31, 2022, the Company had reserves for uncertain tax positions of $674 and $637, respectively. There were no material changes during the six months ended June 30, 2023 to the Company’s reserve for uncertain tax positions. The Company estimates that it is reasonably possible that the balance of unrecognized tax benefits as of June 30, 2023 may decrease $37 in the next twelve months as a result of a lapse of statutes of limitations and settlements with taxing authorities.

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

(15)     Leases

Lessee

The Company has operating leases for office facilities, equipment, and satellite service capacity and related equipment. Lease expense from continuing operations was $422 and $537 for the three months ended June 30, 2023 and 2022, respectively, and was $874 and $1,081 for the six months ended June 30, 2023 and 2022, respectively. Short-term operating lease costs were $15 and $43 for the three months ended June 30, 2023 and 2022, respectively, and were $40 and $98 for the six months ended June 30, 2023 and 2022, respectively. Maturities of lease liabilities as of June 30, 2023 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows:

Remainder of 2023	$820
2024	611
2025	92
2026	48
2027 and thereafter	82
Total minimum lease payments	$1,653

Less amount representing interest	$(75)
Present value of net minimum operating lease payments	$1,578
Less current installments of obligation under current-operating lease liabilities	$1,207
Obligations under long-term operating lease liabilities, excluding current installments	$371

Weighted-average remaining lease term - operating leases (years)	1.57
Weighted-average discount rate - operating leases	5.50%

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

The current portion of the net investment in these leases was $4,145 as of June 30, 2023 and the non-current portion of the net investment in these leases was $4,584 as of June 30, 2023. The current portion of the net investment in the leases is included in accounts receivable, net of allowance for doubtful accounts on the accompanying consolidated balance sheets and the non-current portion of the net investment in these leases is included in other non-current assets on the accompanying consolidated balance sheets. Interest income from sales-type leases was $174 and $193 during the three months ended June 30, 2023 and 2022, respectively, and was $342 and $400 during the six months ended June 30, 2023 and 2022, respectively.

The future undiscounted cash flows from these leases as of June 30, 2023 are:

Remainder of 2023	$2,822
2024	3,306
2025	1,972
2026	1,029
2027	493
2028	82
Total undiscounted cash flows	$9,704

Present value of lease payments	$8,729
Difference between undiscounted cash flows and discounted cash flows	$975

In 2021, the Company began entering into three-year leases for its TracPhone VSAT systems, in which ownership of the hardware does not transfer to the lessee by the end of the lease term. As a result, and in light of other factors indicated in ASC 842, these leases are classified as operating leases.

As of June 30, 2023, the gross costs and accumulated depreciation associated with these operating leases are included in revenue generating assets and amounted to $1,880 and $704, respectively. They are depreciated on a straight-line basis over a five-year estimated useful life. Depreciation expense for these assets was $94 and $188 for the three and six months ended June 30, 2023, respectively.

Lease revenue recognized was $139 and $277 for the three and six months ended June 30, 2023, respectively, in service sales in the consolidated statements of operations.

As of June 30, 2023, minimum future lease payments to be recognized on the operating leases are as follows:

Remainder of 2023	$277
2024	343
2025	25
Total	$645

(16)     Discontinued Operations

During the third quarter of 2022, the Company sold its inertial navigation business. The Company determined that the sale met the requirements for reporting as discontinued operations in accordance with Accounting Standards Codification (ASC) 205-20. There were no assets or liabilities of the inertial navigation business as of December 31, 2022 or June 30, 2023. Please see Note 1 for further discussion.

The following table presents a reconciliation of the major financial line items constituting the results for discontinued operations to the net income from discontinued operations, net of tax, presented separately in the Company's consolidated statement of operations for the three and six months ended 2022:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2022	2022
Sales:
Product	$6,959	$14,766
Service	325	461
Net sales	7,284	15,227
Costs and expenses:
Costs of product sales	5,917	11,228
Costs of service sales	222	288
Research and development	1,135	2,773
Sales, marketing and support	1,299	2,687
Loss from discontinued operations before income tax expense	(1,289)	(1,749)
Other income, net	34	69
Loss from discontinued operations before tax expense	$(1,255)	$(1,680)
Income tax expense on discontinued operations	—	—
Net loss from discontinued operations, net of tax	$(1,255)	$(1,680)

Net loss from discontinued operations per common share
Basic	$(0.07)	$(0.09)
Diluted	$(0.07)	$(0.09)

Weighted average number of common shares outstanding:
Basic	18,564	18,507
Diluted	18,564	18,507

The following table presents supplemental cash flow information of the discontinued operations:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2022	2022

Cash used in operating activities - discontinued operations	$(3,967)	$(3,601)
Cash provided by (used in) investing activities - discontinued operations	$35	$(87)

The following table presents non-cash expenses from discontinued operations:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2022	2022
Depreciation	$223	$531
Compensation expense related to stock-based awards and employee stock purchase plan	$91	$238

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction

The statements included in this quarterly report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding our future financial results, operating results, business strategies, projected costs, products and services, competitive positions and plans, customer preferences, consumer trends, anticipated product development, and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Risk Factors” in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2022 as updated in Item 1A of Part II of this quarterly report on Form10-Q. These and many other factors could affect our future financial and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by us or on our behalf. For example, our expectations regarding certain items as a percentage of sales assume that we will achieve our anticipated sales goals. The following discussion and analysis should be read in conjunction with our consolidated interim financial statements and related notes appearing elsewhere in this report.

Overview

We design, develop, manufacture and market mobile connectivity products and services for the marine and land mobile markets. We manufacture and sell our solutions in a number of major geographic areas, including internationally. We generate a majority of our revenues from various international locations, primarily consisting of Singapore, Canada, countries in South America, European Union countries and other European countries, countries in Africa, Asia/Pacific and the Middle East, and India.

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

Our service sales primarily represent revenue earned from satellite internet airtime services. We provide, for monthly fixed fees and per-usage fees, satellite connectivity encompassing broadband internet, data and VoIP services, to our TracNet H-series and TracPhone V-HTS series customers via our global HTS network. Revenue from our cellular airtime service has increasingly supplemented, and we expect will continue to supplement, our satellite-only airtime revenue following the mid-2022 launch of the KVH ONE hybrid network and TracNet H-series terminals. This product and service combination integrates global satellite service with KVH-provided cellular service in more than 150 countries, along with shore-based Wi-Fi access. The May 2023 introduction of the KVH ONE OpenNet Program expanded access to KVH's global HTS network and airtime services to non-KVH terminals for the first time. Our service sales also include the distribution of entertainment, including news, sports, music, and movies, to commercial customers in the maritime, hotel, and retail markets through KVH Media Group, along with supplemental value-added cybersecurity, email, and crew internet services. In addition, we earn monthly usage fees for third-party satellite connectivity for VoIP, data and Internet services to our Inmarsat and Iridium customers who choose to activate their subscriptions with us. Service sales also include sales from product repairs and extended warranty sales.

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

Management Transition and Restructuring

On March 7, 2022, we announced that our President and Chief Executive Officer, Martin Kits van Heyningen, was retiring from his executive and Board roles after more than 40 years of service and assuming a consulting position with us. We incurred approximately $0.5 million of costs associated with the management transition through March 31, 2022, including a separation payment, consulting fees and health insurance coverage for Mr. Kits van Heyningen, as well as professional and advisory fees. As of June 30, 2023, all payments related to the additional fees had been completed.

In March 2022, we also restructured our operations to reduce costs and better pursue a more focused strategy. We reduced our workforce by approximately 10% and began incurring reduced expenses from these actions beginning in the second quarter of 2022. Approximately $2.2 million of severance payments, other employee benefits, and legal and advisory fees were incurred for the six months ended March 31, 2022. For the six months ended June 30, 2023, we did not incur any additional expenses associated with this restructuring. We also modified impacted employee's stock option and restricted stock awards.

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

In January 2023, we paid out all contracted benefits to Roger A. Kuebel, Felise Feingold and Robert Balog as the conditions of their agreements were satisfied on December 31, 2022. As of June 30, 2023, we have accrued approximately $0.2 million for the retention bonus payable to Brent Bruun.

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

Supply Chain

During the six months ended June 30, 2023, we continued to experience delays in the availability and delivery of certain raw material components. We also experienced increased raw material costs, which we expect to continue throughout 2023. We are continuing to monitor global developments and are prepared to implement any actions that we determine to be necessary to sustain our business.

International Sales

We operate in a number of major geographic areas across the globe. We generate our international net sales, based upon customer location, primarily from customers located in Singapore, Canada, countries in South America, European Union countries and other European countries, as well as countries in Africa, Asia/Pacific and the Middle East, and India. International revenues represented 66% and 61% of our consolidated net sales for the three months ended June 30, 2023 and 2022, respectively, and 66% and 61% of our consolidated net sales for the six months ended June 30, 2023 and 2022 and 2022, respectively. Sales to Singapore customers represented 19% and 16% of our consolidated net sales for the three months ended June 30, 2023 and 2022, respectively. No other individual foreign country represented 10% or more of our consolidated net sales for the three months ended June 30, 2023 and 2022. Sales to Singapore customers represented 18% and 16% of our consolidated net sales for the six months ended June 30, 2023 and 2022, respectively. No other individual foreign country represented 10% or more of our consolidated net sales for the six months ended June 30, 2023 and 2022.

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

Critical accounting estimates are those estimates made that involve a significant level of estimation uncertainty and have had or are reasonably likely to have an impact on our statement of operations. As described in our annual report on Form 10-K for the year ended December 31, 2022, our accounting policies for goodwill, intangible assets, and other long-lived assets are the estimates most critical to an understanding and evaluation of our consolidated financial statements. We have reviewed our accounting policies and critical accounting estimates and determined that these remain our most critical accounting policies and estimates for the six months ended June 30, 2023.

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

Results of Operations
The following table provides, for the periods indicated, certain financial data relating to our continuing operations expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Sales:
Product	15.9%	19.2%	15.3%	19.5%
Service	84.1	80.8	84.7	80.5
Net sales	100.0	100.0	100.0	100.0
Cost and expenses:
Costs of product sales	19.4	15.0	17.5	15.7
Costs of service sales	45.5	44.0	46.6	44.5
Research and development	7.1	7.6	7.3	8.3
Sales, marketing and support	15.0	16.4	16.0	18.7
General and administrative	12.1	20.0	12.9	20.6
Total costs and expenses	99.1	103.0	100.3	107.8
Income (loss) from operations	0.9	(3.0)	(0.3)	(7.8)
Interest income	2.6	0.6	2.5	0.6
Interest expense	—	—	—	—
Other (expense) income, net	(0.7)	2.6	(0.7)	1.5
Income (loss) from continuing operations before income tax expense	2.8	0.2	1.5	(5.7)
Income tax expense from continuing operations	0.1	0.7	0.1	0.8
Net income (loss) from continuing operations	2.7%	(0.5)%	1.4%	(6.5)%

Three months ended June 30, 2023 and 2022

Net Sales

Our net sales for the three months ended June 30, 2023 and 2022 were as follows:

			Change
	For the three months ended June 30,		2023 vs. 2022
	2023	2022	$	%
	(dollars in thousands)
Product	$5,425	$6,620	$(1,195)	(18)%
Service	28,746	27,933	813	3%
Net sales	$34,171	$34,553	$(382)	(1)%

    Net sales decreased by $0.4 million, or 1%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Product sales decreased by $1.2 million, or 18%, to $5.4 million for the three months ended June 30, 2023 from $6.6 million for the three months ended June 30, 2022. The decrease in product sales was primarily due to a $1.8 million decrease in TracVision product sales, partially offset by a $0.3 million increase in Starlink product sales and a $0.2 million increase in VSAT Broadband product sales. The decline in TracVision product sales is primarily due to increasing competition from low-cost, low-earth orbit, or LEO, and cellular streaming solutions.

Service sales increased by $0.8 million, or 3%, to $28.7 million for the three months ended June 30, 2023 from $27.9 million for the three months ended June 30, 2022. The increase was primarily due to a $1.1 million increase in our VSAT airtime sales, partially offset by a $0.2 million decrease in our content service sales.

Costs of Sales

    Costs of sales consists of costs of product sales and costs of service sales. Costs of sales increased by $1.8 million, or 9%, in the three months ended June 30, 2023 to $22.2 million from $20.4 million in the three months ended June 30, 2022. The increase in costs of sales was driven by a $1.4 million increase in costs of product sales and a $0.3 million increase in costs of service sales. As a percentage of net sales, costs of sales were 65% and 59% for the three months ended June 30, 2023 and 2022, respectively.

Our costs of product sales consist primarily of materials, manufacturing overhead, and direct labor used to produce our products. For the three months ended June 30, 2023, costs of product sales increased by $1.4 million, or 28%, to $6.6 million from $5.2 million in the three months ended June 30, 2022, primarily due to a $1.5 million increase in our marine cost of product sales. As a percentage of product sales, costs of product sales were 122% and 79% for the three months ended June 30, 2023 and 2022, respectively. Cost of product sales increased as a percentage of product sales primarily due to three factors: a $0.4 million unfavorable reclassification of first quarter costs from costs of service sales to costs of product sales, a $0.3 million increase in the excess and obsolescence reserve and $0.4 million of higher unit component costs.

Our costs of service sales consist primarily of satellite service capacity, depreciation, service network overhead expense associated with our VSAT Broadband network infrastructure, direct network service labor, Inmarsat service costs, product installation costs, media materials and distribution costs, and service repair materials. For the three months ended June 30, 2023, costs of service sales increased by $0.3 million, or 2%, to $15.5 million from $15.2 million for the three months ended June 30, 2022, primarily due to a $0.3 million increase in VSAT airtime costs of service sales. The increase in airtime cost of sales is primarily related to capacity increases necessary to support growth in our airtime subscriber base. As a percentage of service sales, costs of service sales were 54% for both the three months ended June 30, 2023 and 2022.

Operating Expenses

    Research and development expense consists of direct labor, materials, external consultants, and related overhead costs that support our internally funded product development and product sustaining engineering activities. Research and development expense for the three months ended June 30, 2023 decreased by $0.2 million, or 8%, to $2.4 million from $2.6 million for the three months ended June 30, 2022. The decrease primarily resulted from a $0.2 million decrease in expensed materials. As a percentage of net sales, research and development expense was 7% and 8% for the three months ended June 30, 2023 and 2022, respectively.

    Sales, marketing, and support expense consists primarily of salaries and related expenses for sales and marketing personnel, commissions for both in-house and third-party representatives, costs related to the co-development of certain content, other sales and marketing support costs such as advertising, literature and promotional materials, product service personnel and support costs, warranty-related costs and bad debt expense. Sales, marketing and support expense also includes the operating expenses of our sales office subsidiaries in Denmark, Singapore, Brazil, and Japan. Sales, marketing and support expense for the three months ended June 30, 2023 decreased by $0.5 million, or 9%, to $5.1 million from $5.7 million for the three months ended June 30, 2022. The decrease primarily resulted from a $0.5 million decrease in bad debt expense and a $0.4 million decrease in salaries, benefits and taxes, partially offset by a $0.3 million increase in facilities expenses. As a percentage of net sales, sales, marketing and support expense was 15% and 16% for the three months ended June 30, 2023 and 2022, respectively.

    General and administrative expense consists of costs attributable to management, finance and accounting, information technology, human resources, certain outside professional services, and other administrative costs. General and administrative expense for the three months ended June 30, 2023 decreased by $2.8 million, or 40%, to $4.1 million from $6.9 million, for the three months ended June 30, 2022. The decrease primarily resulted from a $1.1 million decrease in salaries, benefits, and taxes, which was driven by the reduction in our workforce in March 2022, and a $0.6 million decrease in recruiting expenses, which was driven by professional fees incurred during the three months ended June 30, 2022 associated with the search for a new Chief Executive Officer and replacements for two departed members of our board of directors. In addition, there was a $0.5 million decrease in legal and professional fees, as well as a $0.2 million reimbursement by EMCORE for expenses incurred under the Transition Service Agreement relating to the sale of the inertial navigation business in 2022. As a percentage of net sales, general and administrative expense was 12% and 20% for the three months ended June 30, 2023 and 2022, respectively.

Interest and Other (Expense) Income, Net

    Interest income represents interest earned on our cash and cash equivalents, as well as from investments and our sale-type lease receivables. Interest income increased $0.7 million for the three months ended June 30, 2023 to $0.9 million from $0.2 million for the three months ended June 30, 2022. Of the current period interest income of $0.9 million, $0.7 million is attributable to interest gained from cash and cash equivalents, while the remaining $0.2 million was due to interest from lease receivables. Interest expense remained flat period-over-period at less than $0.1 million for both of the three months ended June 30, 2023 and 2022. Other (expense) income, net changed to other expense, net of $0.2 million for the three months ended June 30, 2023 from other income, net of $0.9 million for the three months ended June 30, 2022 primarily due to the sale of KVH Media Group Entertainment Limited during the three months ended June 30, 2022 and an increase in foreign exchange losses from our UK operations.

Income Tax Expense

    Income tax expense for the three months ended June 30, 2023 was less than $0.1 million and related to taxes on income earned in foreign jurisdictions. Income tax expense for the three months ended June 30, 2022 was $0.2 million and related to taxes on income earned in foreign jurisdictions.

Six months ended June 30, 2023 and 2022

Net Sales

Our net sales for the six months ended June 30, 2023 and 2022 were as follows:

			Change
	For the six months ended June 30,		2023 vs. 2022
	2023	2022	$	%
	(dollars in thousands)
Product	$10,374	$13,183	$(2,809)	(21)%
Service	57,486	54,521	2,965	5%
Net sales	$67,860	$67,704	$156	—%

Net sales increased by $0.2 million, or less than 1%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. Product sales decreased by $2.8 million, or 21%, to $10.4 million for the six months ended June 30, 2023 from $13.2 million for the six months ended June 30, 2022. The decrease in product sales was primarily due to a $2.0 million decrease in TracVision product sales and a $1.3 million decrease in VSAT Broadband product sales, partially offset by a $0.3 million increase in Starlink product sales. The decline in product sales was primarily due to a decrease in unit sales volume, particularly in our global leisure segment. Alternative solutions offered by recent LEO entrants have heightened competition in other segments of the market, but low-cost alternatives to VSAT, which include streaming capabilities, have had a more significant impact on both TracVision and VSAT Broadband product sales in the leisure segment.

Service sales increased by $3.0 million, or 5%, to $57.5 million for the six months ended June 30, 2023 from $54.5 million for the six months ended June 30, 2022. The increase was primarily due to a $4.1 million increase in our VSAT service sales, partially offset by a $1.0 million decrease in our content services sales, primarily driven by the sale of a subsidiary in April 2022.

Costs of Sales

    Costs of sales increased by $2.7 million, or 7%, in the six months ended June 30, 2023 to $43.5 million from $40.7 million in the six months ended June 30, 2022. The increase in costs of sales was driven by a $1.5 million increase in costs of service sales and a $1.3 million increase in costs of product sales. As a percentage of net sales, costs of sales were 64% and 60% for the six months ended June 30, 2023 and 2022, respectively.

For the six months ended June 30, 2023, costs of product sales increased by $1.3 million, or 12%, to $11.9 million from $10.6 million in the six months ended June 30, 2023, primarily due to a $1.2 million increase in our marine cost of product sales. As a percentage of product sales, costs of product sales were 114% and 81% for the six months ended June 30, 2023 and 2022, respectively. Cost of product sales increased as a percentage of product sales primarily due to three factors: a $0.7 million write-down of inventory, a $0.3 million increase in the excess and obsolescence reserve and $0.5 million of higher unit component costs.

For the six months ended June 30, 2023, costs of service sales increased by $1.5 million, or 5%, to $31.6 million from $30.1 million for the six months ended June 30, 2022, primarily due to a $1.8 million increase in VSAT airtime costs of service sales. The increase in airtime cost of sales is primarily related to capacity increases to support growth in our airtime subscriber base. This was partially offset by a $0.4 million decrease in content services cost of service sales, primarily driven by the sale of a subsidiary in April 2022. As a percentage of service sales, costs of service sales were 55% for both the six months ended June 30, 2023 and 2022.

Operating Expenses

    Research and development expense for the six months ended June 30, 2023 decreased by $0.7 million, or 12%, to $5.0 million from $5.6 million for the six months ended June 30, 2022. The decrease in research and development expense resulted primarily from a $0.4 million decrease in expensed materials and a $0.3 million decrease in salaries, benefits and taxes driven by the previously mentioned reduction in our workforce in March 2022. As a percentage of net sales, research and development expense was 7% and 8% for the six months ended June 30, 2023 and 2022, respectively.

    Sales, marketing and support expense for the six months ended June 30, 2023 decreased by $1.8 million, or 14%, to $10.9 million from $12.6 million for the six months ended June 30, 2022. The decrease in sales, marketing and support expense resulted primarily from a $1.9 million decrease in salaries, benefits and taxes driven by the previously mentioned reduction in our workforce in March 2022 and a $0.3 million decrease in bad debt expense, partially offset by a $0.5 million increase in facilities expenses. As a percentage of net sales, sales, marketing and support expense was 16% and 19% for the six months ended June 30, 2023 and 2022, respectively.

    General and administrative expense for the six months ended June 30, 2023 decreased by $5.2 million, or 37%, to $8.8 million from $14.0 million for the six months ended June 30, 2022. The decrease in general and administrative expense resulted primarily from a $3.2 million decrease in salaries, benefits and taxes driven by the previously mentioned reduction in our workforce in March 2022, as well as expenses related to the separation and retirement of Mr. Kits van Heyningen in March 2022. In addition, we were also reimbursed by EMCORE for $0.7 million of expenses incurred under the Transition Service Agreement relating to the sale of the inertial navigation business in 2022. There was also a $0.6 million decrease in recruiting expenses, which was driven by professional fees incurred during the six months ended June 30, 2022 associated with the search for a new Chief Executive Officer and replacements for two departed members of our board of directors. There was also a $0.3 million decrease in facilities expenses and a $0.3 million decrease in depreciation and amortization. As a percentage of net sales, general and administrative expense was 13% and 21% for the six months ended June 30, 2023 and 2022, respectively.

Interest and Other (Expense) Income, Net

    Interest income increased by $1.3 million to $1.7 million for the six months ended June 30, 2023 from $0.4 million for the six months ended June 30, 2022. Of the current period interest income of $1.7 million, $1.3 million is attributable to interest gained from cash and cash equivalents, while the remaining $0.4 million was due to interest from lease receivables. Interest expense remained flat period-over-period at less than $0.1 million for both the six months ended June 30, 2023 and 2022. Other (expense) income, net changed to other expense, net of $0.5 million for the six months ended June 30, 2023 from other income, net of $1.0 million for the prior period primarily due to the sale of KVH Media Group Entertainment Limited during the six months ended June 30, 2023 and an increase in foreign exchange losses from our UK operations.

Income Tax Expense

    Income tax expense for the six months ended June 30, 2023 was $0.1 million and related to taxes on income earned in foreign jurisdictions. Income tax expense for the six months ended June 30, 2022 was $0.6 million and related to taxes on income earned in foreign jurisdictions.

Discontinued Operations

On August 9, 2022, we sold our inertial navigation business for net proceeds of $54.9 million, less specified deductions. We determined that the sale met the requirements for reporting as discontinued operations in accordance with ASC 205-20. Accordingly, we have classified the results of the inertial navigation business as discontinued operations for all prior periods presented. Please see Notes 1 and 18 for further discussion. Results for discontinued operations are as follows:

	Three months ended June 30,	Six months ended June 30,
	2022	2022
	(dollars in thousands)

Sales from discontinued operations	$7,284	$15,227
Net loss from discontinued operations, net of tax	$(1,255)	$(1,680)

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

As of June 30, 2023, we had $71.0 million in cash, cash equivalents, and marketable securities, of which $2.6 million in cash and cash equivalents was held in local currencies by our foreign subsidiaries. Our foreign subsidiaries held no marketable securities as of June 30, 2023. As of June 30, 2023, we had $99.7 million in working capital. Based upon our current working capital position, current operating plans and expected business conditions, we expect to have sufficient funds, through at least twelve months from the date that this report is filed with the SEC, to fund our short-term and long-term working capital requirements, including capital expenditures and contractual obligations. Our funding plans for our working capital needs and other commitments may be adversely impacted if our underlying assumptions regarding our anticipated revenues and expenses are not realized. If our operating results fail to meet our expectations, we could be required to seek additional funding through public or private financings or other arrangements. In that event, adequate funds may not be available when needed or may be available only on terms which could have a negative impact on our business and results of operations. In addition, if we raise funds by issuing equity securities, our stockholders may experience dilution.

Net cash used in operations was $3.2 million for both the six months ended June 30, 2023 and 2022. Between the two periods, there was a $7.0 million increase in net income, a $4.9 million decrease in cash outflows relating to inventories, a $1.2 million decrease in cash outflows related to prepaid expenses and current assets, and a $1.1 million increase in cash inflows relating to accounts receivable. Offsetting these items were an $8.2 million increase in cash outflows related to accounts payable, a $5.3 million increase in cash outflows relating to accrued compensation, product warranty and other expenses, a $0.5 million increase cash outflows related to non-current assets, and a change of $0.2 million related to non-cash items.

Net cash used in investing activities was $6.0 million for the six months ended June 30, 2023 compared to net cash provided by investing activities of $2.3 million for the six months ended June 30, 2022. The $8.4 million increase in net cash used in investing activities was primarily the result of a $9.3 million increase in net investment in marketable securities and a decrease of $2.4 million in proceeds from the sale of KVH Media Group Entertainment Limited, partially offset by a $3.3 million decrease in capital expenditures.

Net cash provided by financing activities was $2.1 million for the six months ended June 30, 2023 compared to net cash provided by financing activities of $0.2 million for the six months ended June 30, 2022. The $1.9 million increase in net cash provided by financing activities is primarily attributable to the $2.0 million increase in cash inflows relating to proceeds from stock options exercised and the employee stock purchase plan, partially offset by a $0.2 million increase in cash outflows related to the repurchase of common stock to satisfy specific tax withholding obligations arising from accelerated vesting of executive stock grants.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, the end of the period covered by this interim report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated changes in our internal control over financial reporting that occurred during the second quarter of 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the second quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We recorded substantial losses from continuing operations in each of the last three fiscal years (notwithstanding the income we recognized in 2022 from the sale of the inertial navigation business and in 2021 from the forgiveness of the PPP Loan). Although our continuing operations were profitable in the fourth quarter of 2022 and second quarter of 2023, we may incur losses in the future as we face increasing competition, as we increase satellite capacity to handle our growing subscriber base, as we confront supply chain constraints and as we continue to invest in research and development to improve our existing products and develop new products. In order to achieve sustained profitability, we must grow our airtime subscriber base, reduce our bandwidth costs, and continue to introduce new and improved products in order to maintain and improve our competitive position and generate revenue. Our inability to accomplish any of these goals could have a material adverse effect on our revenues, profitability and cash flow, and we cannot assure you when, or whether, we will regain sustained profitability.

Fluctuations in our quarterly net sales and results of operations could depress the market price of our common stock.

Our quarterly net sales and results of operations could continue to vary significantly for various reasons, many of which are outside our control. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Our net sales or results of operations in a quarter may fall below the expectations of securities analysts or investors. If this occurs, the market price of our common stock could fall significantly. Our results of operations can fluctuate for many reasons, including changes in demand for our products and services; delays in order fulfillment, including as a result of shortages of components and raw materials; the mix of products and services we sell, including the mix of fixed rate and metered contracts for airtime services; our ability to manufacture, test and deliver products in a timely and cost-effective manner; the timing of new product introductions by us or our competitors; the scope and success of our investments in research and development; expenses incurred in pursuing acquisitions and investments; expenses incurred in expanding, maintaining, or improving our global HTS network; market and competitive pricing pressures; unanticipated charges or expenses; expenses incurred in responding to stockholder activism; general economic climate; seasonality of pleasure boat and recreational vehicle usage; and the impact of supply chain disruptions.

A large portion of our expenses, including expenses for network infrastructure, facilities, equipment, and personnel, are relatively fixed. If our net sales decline or do not grow as we anticipate, we may be unable to maintain or improve our operating margins. Any failure to achieve anticipated net sales could therefore significantly harm our operating results.

Additional impairments to goodwill could result in significant charges against earnings.

As a result of our acquisitions, we have recorded, and may continue to record, a significant amount of goodwill. Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of goodwill has been impaired. In 2020, our annual impairment test resulted in an impairment charge of $10.5 million in our KVH Media reporting unit. Even after recording this impairment, our consolidated balance sheet at June 30, 2023 includes $5.4 million of goodwill, of which $0.9 million relates to KVH Media Group. Our annual impairment analysis as of October 1, 2022 did not identify any further impairments. However, there can be no assurance that our remaining goodwill will not be further impaired.

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

We are highly dependent on qualified personnel at all levels, including our senior management team and other key technical, operational, managerial and sales and marketing personnel, each of whom would be difficult to replace. If we fail to retain and attract the necessary personnel, we may be unable to achieve our business objectives and may lose our competitive position, which could lead to a significant decline in net sales. The current job market for personnel is very competitive, resulting in increased compensation. We face challenges retaining our personnel and attracting new personnel to fulfill our unmet needs. Replacing key personnel may be difficult and may take an extended period of time because of the limited number of individuals with the skills and experience to execute our business strategy. We may be unable to identify or employ qualified personnel for any such position on acceptable terms, if at all. We may also need to pay higher compensation than we expect, which would make it more difficult to achieve our goal of sustained profitability.

If we cannot adjust expenses in response to changes in our operations, our results of operations may be harmed. To manage changes in our business effectively, we must, among other things, match our manufacturing facilities and capacity to demand for our products and services; secure appropriate satellite capacity to match demand for airtime services; effectively manage our inventory and working capital; ensure robust cybersecurity protection of Company and customers data and systems; and ensure that our procedures and internal controls are revised and updated to remain appropriate for our workforce and the size and scale of our business operations.

We must generate a certain level of sales of the TracNet H-series and TracPhone V-HTS series products in order to maintain or improve our service gross margins.

As a result of our global HTS network infrastructure, we incur certain costs that generally do not vary directly in proportion to the volume of service sales, and we have limited ability to reduce these fixed costs in the short term. The cost of our HTS network has increased significantly each year as we have expanded our network to accommodate additional subscriber demand and/or coverage areas. We expect that this trend will continue in 2023. If sales of our TracNet H-series and TracPhone V-HTS series products, including through our AgilePlans subscription model, do not generate the level of revenue that we expect or if those revenues decline, our service gross margins may decline. The failure to improve our global HTS service gross margins and unit or subscriber sales would have a material adverse effect on our overall profitability.

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

We have a single manufacturing facility, and any significant disruption to this facility will impair our ability to deliver our products.

We manufacture all of our products at our manufacturing facility in Middletown, Rhode Island. Some of our production processes are complex, and we may be unable to respond rapidly to the loss of the use of our production facility. For example, we use some specialized equipment that may take time to replace if it is damaged or becomes unusable for any reason. In that event, shipments would be delayed, which could result in customer or dealer dissatisfaction, loss of sales and damage to our reputation.

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

Risks related to our dependence on third parties and third-party technology

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

If customers become dissatisfied with the pricing, service, availability, programming or other aspects of any of these satellite services, or if any one or more of these services becomes unavailable for any reason, we could suffer a substantial decline in sales of our satellite products or services. There may be no alternative satellite service provider available to us in a particular geographic area, and our modem or other technology may not be compatible with the technology of any alternative service provider that may be available. Even if available, delays caused by switching our technology to another service provider, if available, and qualifying this new service provider could materially harm our customer relationships, business, financial condition, and operating results. In addition, the unexpected failure of a satellite could disrupt the availability of programming and services, which could reduce the demand for, or customer satisfaction with, our products and services.

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

We distribute premium news, television shows, sports, and movies to commercial customers in the maritime and hotel markets. We license this content from third parties on a non-exclusive basis without long-term license agreements. Any content provider could terminate our arrangements without notice or could adversely modify the terms of the arrangement, including price increases. Further, the licenses we obtain are limited in scope, and any violation of the terms of a license could expose us to liability for copyright infringement. We pay license fees based in part on the revenue we generate from sublicenses, and our licensors generally have the right to audit our records. Failure to pay required license fees could result in termination of our license rights, penalties and damages. The loss of content could adversely affect the attractiveness of our media and entertainment offerings, which could in turn adversely affect our revenues. Any increase in the cost of content could reduce the profitability of these offerings.

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

Risks related to economic conditions and trade relations

Our revenues, results of operations and financial condition may be adversely impacted by economic turmoil, political instability, declines in consumer and enterprise spending.

Economic and political conditions in the geographic markets we serve have experienced significant turmoil over the last several years, including a potential global recession, slow economic activity, tight credit markets, inflation and deflation concerns, low consumer confidence, limited capital spending, adverse business conditions, war and refugee crises in the Middle East and Europe, terrorist attacks, changes in government priorities, trade wars, restrictions on commercial fishing, a government shutdown, gridlock from a divided Congress, and liquidity concerns. These factors vary in intensity by region. We cannot predict the timing, duration, or ultimate impact of turmoil on our markets or our suppliers. We expect our business would be adversely impacted by any significant turmoil, to varying degrees and for varying amounts of time, in all our geographic markets.

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

Risks related to our industry

Increasing competition may limit our ability to sell our products and services.

The mobile connectivity market is very competitive, and competition is increasing. We may not be able to compete successfully against current and future competitors, which would impair our ability to sell our products and services. Competition has intensified significantly in recent years, both from companies that seek to compete primarily on price as well as new, emerging non-geostationary satellite orbit (NGSO) services, such as Starlink, OneWeb, Kuiper, Telesat, and others. These companies may continue to implement price reductions and discounts for both products and services, which have required us to reduce our prices or offer discounts in an effort to maintain or increase our market share. We believe increased competition contributed to the decrease in our product sales in the six months ended June 30, 2023, and this trend may continue in future periods.

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

The Starlink LEO service has adversely impacted our business, particularly within the global leisure segment. A significant number of leisure customers have adopted Starlink systems for both two-way communications as well as streaming, which has impacted both our VSAT Broadband and TracVision businesses. Although our leisure business accounts for less than 20% of our total revenue, competition from Starlink is beginning to impact our commercial business. If we are unable to develop a competitive alternative and this trend continues, it could have a material adverse effect on our revenue, profitability and cash flow.

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

We obtain many key components for our products from third-party suppliers, and in some cases we use a single or a limited number of suppliers. Any interruption in supply could impair our ability to deliver our products until we identify and qualify a new source of supply, which could take several weeks, months or longer and could increase our costs significantly. For example, the global chip shortage and supply chain constraints resulting from the COVID-19 pandemic adversely impacted our ability to deliver products in a timely manner and increased our cost of sales due to rising prices for materials. In the second quarter of 2023, we estimate that raw material costs exceeded our expectations by approximately $0.4 million. We may not be able to pass along any of these cost increases to our customers, and customers may not wait for our products to become available. These disruptions in our supply chain could worsen, which could delay delivery of our products and services and adversely affect our revenue and results of operations. Suppliers might change or discontinue key components, which could require us to modify our product designs. In general, we do not have written long-term supply agreements with our suppliers but instead buy components through purchase orders, which expose us to potential price increases and termination of supply without notice or recourse. We generally do not carry significant inventories of product components, which could magnify the impact of the loss of a supplier. If we must use a new source of supply, we could face unexpected manufacturing difficulties and loss of product performance or reliability. In addition, lead times for certain components can increase significantly due to imbalances in overall market supply and demand. This, in turn, could limit our ability to satisfy demand for our products and could result in the cancellation of customer orders.

We may source more materials and components from international suppliers, which could disrupt our business.

We may increase sourcing of raw materials, manufactured components and subassemblies from international suppliers. Increased reliance on foreign manufacturing and/or raw material supply could lengthen our supply chain and increased the risk that a disruption in that supply chain could have a material adverse effect on our operations and financial performance.

Changes in the competitive environment, customer demand, supply chain issues, and the transition to new products may require inventory write-downs.

From time to time, we have recorded significant inventory charges and/or inventory write-offs as a result of substantial declines in customer demand. For example, in 2019, we recorded a $2.3 million inventory reserve relating to our TracPhone V-IP products as we decided to no longer promote sales of these products but instead to focus our efforts on migrating customers to our HTS network and products. Market or competitive changes, such as a continuation of the decline in demand for our TracVision products that we experienced in the first six months of 2023, could lead to future charges for excess or obsolete inventory, especially if we are unable to appropriately adjust the supply of material from our vendors.

Risks related to intellectual property and technological innovation

Our research and development efforts may be unsuccessful. If we are unable to improve our existing products and services and develop new, innovative products and services, our sales and market share may decline.

The market for mobile connectivity products and services is characterized by rapid technological change, frequent new product innovations, changes in customer requirements and expectations, and evolving industry standards. For example, we are starting to face competition from new LEO networks such as SpaceX's Starlink and OneWeb. If we fail to make innovations in our existing products and services and reduce the costs of our products and services, our market share may decline. For example, the introductions of our TracVision TV-series antennas in 2014 occurred later than we had anticipated, which we believe led certain customers to purchase competing products. Products or services using new technologies, or emerging industry standards, could render our products and services obsolete. If our competitors successfully introduce new or enhanced products or services that outperform our products or services, or are perceived as doing so, we may be unable to compete successfully in the markets affected by these changes.

Research and development is inherently complex and uncertain, and our current and anticipated research and development projects may not achieve the results we seek. The financial resources that we can devote to our research and development efforts may be insufficient to achieve our goals. Our efforts may not result in any viable products or may result in products whose performance, features, price or availability may not be attractive to customers or that we cannot manufacture and sell profitably.

Our business may suffer if we cannot protect our proprietary technology.

Our ability to compete depends significantly upon our patents, copyrights, source code, and other proprietary technology. The steps we have taken to protect our technology may be inadequate to prevent others from using what we regard as our technology to compete with us. Our patents will eventually expire and could be challenged, invalidated or circumvented. Customers or others with access to our proprietary or licensed media content could copy that content without permission or otherwise violate the terms of our customer agreements, which would adversely affect our revenues and could impair our relationships with content providers. In addition, the laws of some foreign countries do not protect our proprietary technology to the same extent as the laws of the United States, which could increase the likelihood of misappropriation. Any misappropriation of our technology could seriously harm our competitive position, which could lead to a substantial reduction in net sales. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome, disruptive and expensive. The proceedings could distract the attention of management, and we may not prevail.

Claims by others that we infringe their intellectual property rights could harm our business and financial condition.

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. We cannot be certain that our products do not and will not infringe issued patents, patents that may be issued in the future, or other intellectual property rights of others.

Risks related to government regulation

Our international operations complicate our business and require us to comply with multiple regulatory environments.

Historically, sales to customers outside the United States have accounted for a significant portion of our net sales. We derived 66%, 62% and 58% of our revenues from continuing operations in the six months ended June 30, 2023 and the years ended December 31, 2022 and 2021, respectively, from sales to these foreign customers. We have foreign offices in Denmark, the United Kingdom, Singapore, Japan, Norway and the Philippines, as well as a subsidiary in Brazil that manages local sales. Nonetheless, substantially all of our operations and approximately one-half of our personnel are located in the United States. Our limited international operations may impair our ability to compete successfully in international markets and to meet the service and support needs of our customers in countries where we have little to no infrastructure. Risks associated with our international business activities may increase our costs and require significant management attention. These risks include restrictions on international travel, which may restrict our ability to grow and service our business; tariffs; sanctions or other trade restrictions that preclude or restrict doing business with particular foreign governments, companies or individuals; technical challenges we may face in adapting our products to function with different satellite services and technology in use in various regions around the world; satisfaction of international regulatory requirements and delays and costs associated with procurement of any necessary licenses or permits; the potential unavailability of content licenses covering international waters and foreign locations; increased costs of providing customer support in multiple languages; increased costs of managing operations that are international in scope; potentially adverse tax consequences, including restrictions on the repatriation of earnings; protectionist laws and business practices that favor local competitors, which could slow our growth in international markets; potentially longer sales cycles; potentially longer accounts receivable payment cycles and difficulties in collecting accounts receivable; and economic and political instability in some international markets.

We could incur additional legal compliance costs associated with our international operations and could become subject to legal penalties if we do not comply with certain regulations.

Our international operations subject us to a number of legal requirements, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and the customs, export, trade sanctions and anti-boycott laws of the United States, including those administered by the U.S. Customs and Border Protection, the Bureau of Industry and Security, the Department of Commerce, the Department of State, and the Office of Foreign Assets Control of the Treasury Department, as well as those of other nations. In addition, many of the countries where our customers use our products and services have licensing and regulatory requirements for the importation and use of satellite communications and reception equipment, including the use of such equipment in territorial waters, the transmission of satellite signals on certain radio frequencies, the transmission of VoIP services using such equipment and the reception of certain video programming services. These laws and regulations are continually changing, making compliance complex. We incur significant costs identifying and maintaining compliance with applicable licensing and regulatory requirements. Our training and compliance programs and our other internal control policies may be insufficient to protect us from acts committed by our employees, agents or third-party contractors. Any violation of these requirements by us or our employees, agents or third-party contractors may subject us to significant criminal and civil liability.

We are subject to FCC rules and regulations, and any non-compliance could subject us to FCC enforcement actions, fines, loss of licenses and possibly restrictions on our ability to operate or offer certain of our services

The satellite communications industry in the United States is regulated by the Federal Communications Commission (FCC), and we are subject to FCC regulations relating to privacy, contributions to the Universal Service Fund, or USF, and other requirements. If we do not comply with FCC regulations, we could face enforcement actions, substantial fines, penalties, loss of licenses and possibly restrictions on our ability to operate or offer services. Any enforcement action by the FCC, which may be a public process, could hurt our reputation, impair our ability to sell our services to customers and harm our business and results of operations.

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

Domestic and international legislative and regulatory initiatives may harm our ability, and the ability of our customers, to process, handle, store, use and transmit information, which could reduce demand for our services, increase our costs and force us to change our business practices. These laws and regulations are still evolving, are likely to be in flux and may be subject to uncertain interpretation for the foreseeable future. Our business also could be harmed if legislation or regulations are adopted, interpreted or implemented in a manner that is inconsistent from country to country or inconsistent with our current policies and practices or those of our customers.

Risks related to owning our common stock

The market price of our common stock may be volatile.

Our stock price has historically been volatile. During the period from January 1, 2018 to June 30, 2023, the trading price of our common stock ranged from $6.36 to $15.29. Many factors may cause our stock price to fluctuate, including variations in quarterly results; the introduction of new products and services by us or our competitors; changes in estimates of our performance or recommendations by securities analysts; the hiring or departure of key personnel; acquisitions or strategic alliances involving us or our competitors; market conditions in our industry; and the global macroeconomic and geopolitical environment. Broad market fluctuations may adversely affect our stock price. When the market price of a company’s stock drops significantly, stockholders often institute securities litigation against that company. Any such litigation could cause us to incur significant expenses defending against the claim, divert the time and attention of our management and result in significant damages.

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

101
The following financial information from KVH Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statements of Stockholders' Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to Consolidated Interim Financial Statements (unaudited).
		X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2023

KVH Industries, Inc.

By:	/s/ ROGER A. KUEBEL
Roger A. Kuebel
(Duly Authorized Officer and Chief Financial Officer)