Form 10-Q
period 2023-09-30
KVH INDUSTRIES INC \DE\
filed 2023-11-09
CIK 1007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
October 30, 2023	Common Stock, par value $0.01 per share	19,610,790

KVH INDUSTRIES, INC. AND SUBSIDIARIES
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements
KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$11,484	$21,056
Marketable securities	57,710	55,680
Accounts receivable, net of allowance for credit losses of $1,010 and $1,268 as of September 30, 2023 and December 31, 2022, respectively	28,190	27,427
Inventories	26,423	22,730
Prepaid expenses and other current assets	4,617	3,067
Current contract assets	1,130	1,243
Total current assets	129,554	131,203
Property and equipment, net	49,407	53,118
Intangible assets, net	—	404
Goodwill	—	5,308
Right of use assets	1,191	2,168
Other non-current assets	3,985	5,037
Non-current contract assets	2,557	3,033
Deferred income tax asset	258	259
Total assets	$186,952	$200,530
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,644	$20,449
Accrued compensation and employee-related expenses	4,936	7,621
Accrued other	11,609	4,234
Accrued product warranty costs	642	1,287
Contract liabilities	3,268	3,108
Current operating lease liability	921	1,532
Liability for uncertain tax positions	693	637
Total current liabilities	25,713	38,868
Long-term operating lease liability	272	636
Long-term contract liabilities	3,905	4,315
Deferred income tax liability	55	55
Total liabilities	$29,945	$43,874
Commitments and contingencies (Notes 2, 10, and 15)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 21,066,899 and 20,631,152 shares issued at September 30, 2023 and December 31, 2022, respectively; and 19,610,790 and 19,198,458 shares outstanding at September 30, 2023 and December 31, 2022, respectively	211	206
Additional paid-in capital	164,505	160,475
Retained earnings	8,603	11,936
Accumulated other comprehensive loss	(4,222)	(4,110)
	169,097	168,507
Less: treasury stock at cost, common stock, 1,456,109 and 1,432,694 shares as of September 30, 2023 and December 31, 2022, respectively.	(12,090)	(11,851)
Total stockholders’ equity	157,007	156,656
Total liabilities and stockholders’ equity	$186,952	$200,530
See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Sales:
Product	$4,152	$6,625	$14,526	$19,808
Service	29,397	28,544	86,883	83,065
Net sales	33,549	35,169	101,409	102,873
Costs and expenses:
Costs of product sales	4,729	6,747	16,596	17,363
Costs of service sales	16,238	15,379	47,848	45,505
Research and development	2,398	2,745	7,379	8,380
Sales, marketing and support	4,854	5,710	15,708	18,355
General and administrative	4,367	5,559	13,139	19,532
Goodwill impairment charge	5,333	—	5,333	—
Long-lived assets impairment charge	657	—	657	—
Total costs and expenses	38,576	36,140	106,660	109,135
Loss from operations	(5,027)	(971)	(5,251)	(6,262)
Interest income	997	389	2,660	798
Interest expense	—	1	—	3
Other (expense) income, net	(121)	569	(583)	1,561
Loss from continuing operations before income tax expense	(4,151)	(14)	(3,174)	(3,906)
Income tax expense from continuing operations	95	81	159	645
Net loss from continuing operations	$(4,246)	$(95)	$(3,333)	$(4,551)
Net income from discontinued operations, net of tax	—	29,741	—	28,061
Net (loss) income	$(4,246)	$29,646	$(3,333)	$23,510

Net loss from continuing operations per common share
Basic	$(0.22)	$(0.01)	$(0.17)	$(0.25)
Diluted	$(0.22)	$(0.01)	$(0.17)	$(0.25)

Net income from discontinued operations per common share
Basic	$0.00	$1.59	$0.00	$1.51
Diluted	$0.00	$1.59	$0.00	$1.51

Net (loss) income per common share
Basic	$(0.22)	$1.58	$(0.17)	$1.27
Diluted	$(0.22)	$1.58	$(0.17)	$1.27

Weighted average number of common shares outstanding:
Basic	19,231	18,706	19,090	18,574
Diluted	19,231	18,706	19,090	18,574

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net (loss) income	$(4,246)	$29,646	$(3,333)	$23,510
Other comprehensive loss, net of tax:
Unrealized gain on available-for-sale securities	—	—	12	—
Foreign currency translation adjustment	(267)	(646)	(124)	(1,258)
Other comprehensive loss, net of tax(1)	(267)	(646)	(112)	(1,258)
Total comprehensive (loss) income	$(4,513)	$29,000	$(3,445)	$22,252
(1) Tax impact was nominal for all periods.

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2023	20,969	$210	$163,690	$12,849	$(3,955)	(1,456)	$(12,090)	$160,704
Net loss	—	—	—	(4,246)	—	—	—	(4,246)
Other comprehensive loss	—	—	—	—	(267)	—	—	(267)
Stock-based compensation	—	—	559	—	—	—	—	559
Issuance of common stock under employee stock purchase plan	17	—	123	—	—	—	—	123
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	81	1	133	—	—	—	—	134
Balance at September 30, 2023	21,067	$211	$164,505	$8,603	$(4,222)	(1,456)	$(12,090)	$157,007

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	20,631	$206	$160,475	$11,936	$(4,110)	(1,433)	$(11,851)	$156,656
Net loss	—	—	—	(3,333)	—	—	—	(3,333)
Other comprehensive loss	—	—	—	—	(112)	—	—	(112)
Stock-based compensation	—	—	1,433	—	—	—	—	1,433
Issuance of common stock under employee stock purchase plan	17	—	123	—	—	—	—	123
Acquisition of treasury stock	—	—	—	—	—	(23)	(239)	(239)
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	419	5	2,474	—	—	—	—	2,479
Balance at September 30, 2023	21,067	$211	$164,505	$8,603	$(4,222)	(1,456)	$(12,090)	$157,007

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2022	20,503	$205	$157,996	$(18,301)	$(4,021)	(1,433)	$(11,851)	$124,028
Net income	—	—	—	29,646	—	—	—	29,646
Other comprehensive loss	—	—	—	—	(646)	—	—	(646)
Stock-based compensation	—	—	1,109	—	—	—	—	1,109
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	103	1	450	—	—	—	—	451
Balance at September 30, 2022	20,606	$206	$159,555	$11,345	$(4,667)	(1,433)	$(11,851)	$154,588

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	20,343	$203	$156,199	$(12,165)	$(3,409)	(1,433)	$(11,851)	$128,977
Net income	—	—	—	23,510	—	—	—	23,510
Other comprehensive loss	—	—	—	—	(1,258)	—	—	(1,258)
Stock-based compensation	—	—	2,695	—	—	—	—	2,695
Issuance of common stock under employee stock purchase plan	22	—	193	—	—	—	—	193
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	241	3	599	—	—	—	—	602
Taxes accrued for net share settlement of options	—	—	(131)	—	—	—	—	(131)
Balance at September 30, 2022	20,606	$206	$159,555	$11,345	$(4,667)	(1,433)	$(11,851)	$154,588
See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(3,333)	$23,510
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	(168)	459
Depreciation and amortization	10,119	10,756
Impairment charge to goodwill and long-lived assets	5,990	—
Deferred income taxes	1	(31)
Loss on disposals of fixed assets	511	362
Compensation expense related to stock-based awards and employee stock purchase plan	1,433	2,695
Unrealized currency translation gain	(150)	(808)
Gain on sale of KVH Media Group Entertainment Limited	—	(631)
Gain on sale of inertial navigation business	—	(30,858)
Changes in operating assets and liabilities:
Accounts receivable	(593)	(117)
Inventories	(3,693)	(9,643)
Prepaid expenses, other current assets, and current contract assets	(1,430)	(1,543)
Other non-current assets and non-current contract assets	1,530	1,574
Accounts payable	(16,758)	612
Contract liabilities and long-term contract liabilities	(255)	203
Accrued compensation, product warranty and other	4,119	1,993
Net cash used in operating activities	$(2,677)	$(1,467)
Cash flows from investing activities:
Capital expenditures	(7,170)	(11,000)
Cash paid for acquisition of intangible asset	(35)	(42)
Proceeds from the sale of KVH Media Group Entertainment Limited, net of cash sold	—	2,378
Proceeds from the sale of inertial navigation business	—	55,000
Purchases of marketable securities	(17,441)	(55,203)
Maturities and sales of marketable securities	15,422	13,164
Net cash (used in) provided by investing activities	$(9,224)	$4,297
Cash flows from financing activities:
Proceeds from stock options exercised and employee stock purchase plan	2,604	796
Purchase of treasury stock	(239)	—
Payment of finance lease	(22)	(198)
Net cash provided by financing activities	$2,343	$598
Effect of exchange rate changes on cash and cash equivalents	(14)	(402)
Net (decrease) increase in cash and cash equivalents	(9,572)	3,026
Cash and cash equivalents at beginning of period	21,056	11,376
Cash and cash equivalents at end of period	$11,484	$14,402
Supplemental disclosure of non-cash investing and financing activities:
Changes in accrued other and accounts payable related to property and equipment additions	$3	$6
Taxes accrued for net share settlement of options	$—	$131
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

KVH’s service sales primarily represent revenue earned from satellite Internet airtime services. KVH provides, for monthly fixed and per-usage fees, satellite connectivity encompassing broadband Internet and VoIP services, to its TracNet H-series and TracPhone V-HTS series customers via KVH’s global high-throughput satellite (HTS) network. Revenue from our cellular airtime service increasingly supplements KVH’s satellite-only airtime revenue following the July 2022 launch of the KVH ONE hybrid network and TracNet H-series terminals. This product and service combination integrates global satellite service with KVH-provided cellular service in more than 150 countries, along with shore-based Wi-Fi access. The May 2023 introduction of the KVH ONE OpenNet Program expanded access to KVH's global HTS network and airtime services to non-KVH terminals for the first time.

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

Service sales also include the distribution of commercially licensed entertainment, including news, sports, and movies to commercial customers in the maritime and hotel markets through the KVH Media Group, along with supplemental value-added cybersecurity, email, and crew internet services. In addition, KVH earns monthly usage fees from third-party satellite connectivity services, including VoIP, data and Internet services, provided to its Inmarsat and Iridium customers who choose to activate their subscriptions with KVH. Service sales also include sales from product repairs and extended warranty sales.

KVH's marine leisure business is highly seasonal, and seasonality can also impact the Company's commercial marine business, although typically to a lesser degree. Historically, the Company has generated the majority of its marine leisure product revenues during the first and second quarters of each year, and these revenues typically decline in the third and fourth quarters of each year, compared to the first two quarters. Temporary suspensions of the Company's airtime services typically increase in the fourth and first quarters of each year as boats are placed out of service during the winter months.

On August 9, 2022, the Company sold its inertial navigation business to EMCORE Corporation for net proceeds of $54,904, less specified deductions. On August 9, 2022, the Company also entered into a Transition Services Agreement with EMCORE, pursuant to which the Company agreed to provide certain transition services to support the continued operation of the inertial navigation business for six months following the sale with two extension options of three months each. The fee comprised both fixed monthly fees of approximately $100 as well as variable amounts for certain additional services with escalation increases on the fixed and variable rates for each extension option. The Company did not have any continuing involvement in these operations other than the transition services, which were recorded as an offset to general and administrative expenses in continuing operations. As of September 30, 2023, the Company is no longer providing transition services. For the three and nine months ended September 30, 2023, the Company recognized an offset to general and administrative expenses associated with the Transition Services Agreement of $(13) and $710, respectively. The Company determined that the sale met the requirements for reporting as discontinued operations in accordance with Accounting Standards Codification (ASC) 205-20. Please see Note 16 for the discontinued operations disclosures. As a result of the sale of its inertial navigation business, the Company operates as one reportable segment.

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

The consolidated interim financial statements have not been audited by the Company’s independent registered public accounting firm and include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These consolidated interim financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2022 filed on March 16, 2023 with the Securities and Exchange Commission. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of operating results for the remainder of the year.

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

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries located in Denmark and Singapore are maintained using the United States dollar as the functional currency. Exchange rates in effect on the date of the transaction are used to record monetary assets and liabilities. Revenue and other expense elements are recorded at rates that approximate the rates in effect on the transaction dates. Foreign currency exchange gains and losses are recognized within “other (expense) income, net” in the accompanying consolidated statements of operations. The Company recorded a total of net foreign currency exchange gains (losses), which are comprised of both realized and unrealized foreign currency exchange gains and losses, in its accompanying consolidated statements of operations of $92 and $450 for the three months ended September 30, 2023 and 2022, respectively, and $(18) and $1,009 for the nine months ended September 30, 2023 and 2022, respectively.

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

CEO Executive Employment Agreement

In May 2022, the Company entered into an executive employment agreement with Brent C. Bruun in order to retain his services and provide him with certain benefits in the event that the Company terminates his employment without cause (as defined in the agreement) or Mr. Bruun terminates his employment for good reason (as defined in the agreement) (either such termination, a “Qualifying Termination”), including following a change in control. The agreement provided that, if Mr. Bruun continued to serve as an employee through December 31, 2022 (the “Retention Date”), the Company would pay him a retention bonus equal to 75% of his base salary on the agreement date, and the Company would accelerate the vesting of his equity awards that would otherwise have vested in the twelve months after the Retention Date.

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

As of September 30, 2023, the Company has accrued approximately $286 for the retention bonus payable to Mr. Bruun.

Contemporaneously with the amendment to Mr. Bruun’s employment agreement, the Compensation Committee also granted Mr. Bruun a restricted stock award and a non-statutory stock option, which together had an aggregate grant date fair value of approximately $100. The restricted stock award and the non-statutory stock option have terms that are materially consistent with the previously disclosed terms of similar grants to the Company’s executive officers.

(3)     Recently Issued Accounting Standards and Accounting Standards Not yet Adopted

There are no recent accounting pronouncements issued by the FASB, but not yet effective, that the Company expects would have a material impact on the Company's financial statements.

(4)    Marketable Securities

Marketable securities as of September 30, 2023 and December 31, 2022 consisted of the following:

September 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$57,710	$—	$—	$57,710
United States treasuries	—	—	—	—
Total marketable securities designated as available-for-sale	$57,710	$—	$—	$57,710

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$30,977	$—	$—	$30,977
United States treasuries	24,715	—	(12)	24,703
Total marketable securities designated as available-for-sale	$55,692	$—	$(12)	$55,680

Interest income from marketable securities was $744 and $193 during the three months ended September 30, 2023 and 2022, respectively, and $2,019 and $203 during the nine months ended September 30, 2023 and 2022, respectively.

(5)     Stockholder's Equity

(a) Stock Equity and Incentive Plan
The Company recognizes stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation-Stock Compensation. On June 8, 2022, at the Company's 2022 Annual Meeting of Stockholders, the stockholders of the Company approved an amendment and restatement of the Company’s current equity compensation plan to increase the number of shares of common stock reserved for issuance under the plan by 1,280 shares, from 4,800 shares to 6,080 shares (excluding rollover shares). Stock-based compensation expense was $558 and $1,103, excluding $1 and $6 of compensation charges related to our Amended and Restated 1996 Employee Stock Purchase Plan, or the ESPP, for the three months ended September 30, 2023 and 2022, respectively, and $1,408 and $2,663, excluding $25 and $32 of compensation shares related to the ESPP, for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, there was $2,272 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.66 years. As of September 30, 2023, there was $2,953 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 2.52 years.

Stock Options

During the three months ended September 30, 2023, the Company issued 14 shares of common stock upon the exercise of stock options and received $113 as payment for the exercise price. No shares were surrendered to the Company to satisfy minimum tax withholding obligations. Additionally, during the three months ended September 30, 2023, no stock options were granted and 133 stock options expired, were canceled or were forfeited.

During the nine months ended September 30, 2023, the Company issued 274 shares of common stock upon the exercise of stock options and received $2,480 as payment for the exercise price. No shares were surrendered to the Company to satisfy minimum tax withholding obligations. Additionally, during the nine months ended September 30, 2023, 317 stock options were granted and 564 stock options expired, were canceled or were forfeited. During the nine months ended September 30, 2022, 398 stock options were granted. The Company has historically estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions utilized to determine the fair value of options granted during the nine months ended September 30, 2023 and 2022 are as follows:

	Nine Months Ended September 30,
	2023	2022
Risk-free interest rate	4.49%	2.97%
Expected volatility	43.93%	43.16%
Expected life (in years)	4.30	4.24
Dividend yield	0%	0%

As of September 30, 2023, there were 1,230 options outstanding with a weighted average exercise price of $9.57 per share and 510 options exercisable with a weighted average exercise price of $9.56 per share.

Restricted Stock

During the three months ended September 30, 2023, 66 shares of restricted stock were granted with a weighted average grant date fair value of 8.75 per share and no shares of restricted stock were forfeited. Additionally, during the three months ended September 30, 2023, 7 shares of restricted stock vested, of which no shares of common stock were surrendered to the Company as payment by employees in lieu of cash to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

During the nine months ended September 30, 2023, 217 shares of restricted stock were granted with a weighted average grant date fair value of $9.49 per share and 72 shares of restricted stock were forfeited. Additionally, during the nine months ended September 30, 2023, 101 shares of restricted stock vested, of which no shares of common stock were surrendered to the Company as payment by employees in lieu of cash to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

As of September 30, 2023, the Company had no unvested outstanding options and no outstanding shares of restricted stock that were subject to performance-based or market-based vesting conditions.

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

(b) Employee Stock Purchase Plan

The Company's ESPP affords eligible employees the right to purchase common stock, via payroll deductions, through various offering periods at a purchase price equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the three months ended September 30, 2023 and 2022, 17 and 0 shares were issued under the ESPP plan, respectively. During the nine months ended September 30, 2023 and 2022, 17 and 22 shares were issued under the ESPP plan, respectively. The Company recorded compensation charges related to the ESPP of $1 and $6 for the three months ended September 30, 2023 and 2022, respectively, and $25 and $32 for the nine months ended September 30, 2023 and 2022, respectively.

(c) Stock-Based Compensation Expense
The following table presents stock-based compensation expense, including expense for the ESPP, in the Company's consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of product sales	$9	$333	$25	$468
Cost of service sales	6	3	15	8
Research and development	162	371	399	702
Sales, marketing and support	63	14	160	225
General and administrative	319	388	834	1,292
	$559	$1,109	$1,433	$2,695

(d) Accumulated Other Comprehensive Loss (AOCL)

Comprehensive income (loss) includes net income (loss), unrealized gains and losses from foreign currency translation, and unrealized gains and losses on available for sale marketable securities. The components of the Company’s comprehensive income (loss) and the effect on earnings for the periods presented are detailed in the accompanying consolidated statements of comprehensive (loss) income.

The balances for the three months ended September 30, 2023 and 2022 are as follows:

	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, June 30, 2023	$(3,955)	$(3,955)
Other comprehensive loss	(267)	(267)
Net other comprehensive loss	(267)	(267)
Balance, September 30, 2023	$(4,222)	$(4,222)

	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, June 30, 2022	$(4,021)	$(4,021)
Other comprehensive loss	(646)	(646)
Net other comprehensive loss	(646)	(646)
Balance, September 30, 2022	$(4,667)	$(4,667)

The balances for the nine months ended September 30, 2023 and 2022 are as follows:

	Foreign Currency Translation	Unrealized (Loss) Gain on Available for Sale Marketable Securities	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2022	$(4,098)	$(12)	$(4,110)
Other comprehensive (loss) income	(124)	12	(112)
Net other comprehensive (loss) income	(124)	12	(112)
Balance, September 30, 2023	$(4,222)	$—	$(4,222)

	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2021	$(3,409)	$(3,409)
Other comprehensive loss	(1,258)	(1,258)
Net other comprehensive loss	(1,258)	(1,258)
Balance, September 30, 2022	$(4,667)	$(4,667)

(6)     Net (Loss) Income from Continuing Operations per Common Share

    Basic net (loss) income per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. For the three and nine months ended September 30, 2023, since there was a net loss from continuing operations, the Company excluded 1,572 and 1,053 shares, respectively, underlying outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these convertible securities would have reduced the net loss per share. For the three and nine months ended September 30, 2022, since there was a net loss from continuing operations, the Company excluded 1,572 and 1,763 shares, respectively, underlying outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these convertible securities would have reduced the net loss per share.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Weighted average common shares outstanding—basic	19,231	18,706	19,090	18,574
Dilutive common shares issuable in connection with stock plans	—	—	—	—
Weighted average common shares outstanding—diluted	19,231	18,706	19,090	18,574

(7)     Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in first-out costing method. Inventories as of September 30, 2023 and December 31, 2022 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	September 30, 2023	December 31, 2022
Raw materials	$15,325	$14,203
Work in process	4,083	4,164
Finished goods	7,015	4,363
	$26,423	$22,730

(8)     Property and Equipment

Property and equipment, net, as of September 30, 2023 and December 31, 2022 consist of the following:

	September 30, 2023	December 31, 2022
Land	$2,833	$2,833
Building and improvements	18,839	18,869
Leasehold improvements	439	513
Machinery and equipment	5,927	5,948
Revenue-generating assets	75,440	72,527
Office and computer equipment	13,613	14,652
Motor vehicles	31	31
	117,122	115,373
Less accumulated depreciation	(67,715)	(62,255)
	$49,407	$53,118

Depreciation expense was $3,180 and $3,283 for the three months ended September 30, 2023 and 2022, respectively and $9,952 and $9,591 for the nine months ended September 30, 2023 and 2022, respectively.

Certain revenue-generating hardware assets are utilized by the Company in the delivery of the Company's airtime services, media and other content.

As part of the Company's impairment testing, an internally developed software asset was deemed the primary asset of the asset group known as KVH Media Group. The $383 net asset value was determined to be fully impaired as a result of the review. The movement associated with the impairment is reflected as a component of the office and computer equipment. Please see Note 12 for additional details surrounding the impairment.

(9)     Product Warranty

The Company’s products carry standard limited warranties that range from one to two years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying consolidated statements of operations. As of September 30, 2023 and December 31, 2022, the Company had accrued product warranty costs of $642 and $1,287, respectively.

The following table summarizes product warranty activity during 2023 and 2022:

	Nine Months Ended
	September 30,
	2023	2022
Beginning balance	$1,287	$1,084
Charges to expense	521	964
Costs incurred	(1,166)	(764)
Ending balance	$642	$1,284

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

The following tables present financial assets and liabilities at September 30, 2023 and December 31, 2022 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

September 30, 2023	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$57,710	$57,710	$—	$—	(a)

December 31, 2022	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$30,977	$30,977	$—	$—	(a)
United States treasuries	$24,703	$24,703	$—	$—	(a)
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

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company's non-financial assets, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if indications of impairment exist. During the nine months ended September 30, 2023, the Company recorded an impairment charge of $5,990 to goodwill and long-lived assets. There were no other impairments of the Company's non-financial assets noted during the nine months ended September 30, 2023. Please see Note 12 for further discussion. The Company does not have any liabilities that are recorded at fair value on a non-recurring basis.

(12)     Goodwill and Other Long-Lived Assets

The Company performs a goodwill impairment test at least annually, or more frequently if certain events occur, or circumstances change, that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. The Company’s two reporting units are: Mobile Broadband (MBB) and KVH Media Group (Media).

Other long-lived assets, which include intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of other long-lived assets is measured by a comparison of the carrying amount of an asset group to its future undiscounted cash flows. If these comparisons indicate that an asset group is not recoverable, the Company will recognize an impairment loss for the amount by which the carrying value of the asset group exceeds its related estimated fair value. The Company has determined that the assets within each of the Company's reporting units (MBB and Media) are highly interrelated and interdependent on each other to generate revenues, and thus independent cash flows are not identifiable at a level lower than that of these reporting units. Accordingly, the Company's asset groups were determined to be its reporting units (MBB and Media).

In the third quarter of 2023, the Company experienced a sustained decrease in its stock price, which was identified by the Company as an indicator of impairment. Consequently, the Company performed a quantitative assessment of impairment of goodwill and other long-lived assets for the MBB and Media reporting units and asset groups. These assessments require considerable judgment and are largely based on assumptions and estimates developed by management including estimation of future cash flows, estimation of long-term growth rates, determination of the period over which future cash flows will occur, determination of a weighted average cost of capital, and consideration of market, industry, and other factors.

In performing the quantitative impairment assessment for goodwill, the Company determined the fair value of its reporting units by discounting its estimated future cash flows using an appropriate weighted average cost of capital. As of September 30, 2023, the estimated fair values of the MBB and Media reporting units were lower than their carrying values. After recognition of a long-lived asset impairment charge (as discussed below), the Company recognized a goodwill impairment charge of $5,333, which represented the total goodwill for both reporting units, in the consolidated statements of operations for the three and nine months ended September 30, 2023.

In performing the quantitative impairment assessment for other long-lived assets, the Company used undiscounted cash flows expected to be generated over the estimated remaining useful life of the primary asset of each asset group, to determine whether the carrying amounts of each asset group are recoverable. As of September 30, 2023, the Company’s analysis indicated that the carrying amount of the MBB asset group is recoverable, and therefore no impairment charge was recognized. As of September 30, 2023, the Company’s analysis indicated that the carrying amount of the Media asset group is not recoverable and that such carrying amount exceeded its fair value. Accordingly, the Company recognized a long-lived assets impairment charge of $657 in the consolidated statements of operations for the three and nine months ended September 30, 2023.

Goodwill

The following table sets forth the changes in the carrying amount of goodwill for the nine months ended September 30, 2023:

Amounts
Balance at December 31, 2022	$5,308
Impairment	(5,333)
Foreign currency translation adjustment	25
Balance at September 30, 2023	$—

Intangible Assets

The changes in the carrying amount of intangible assets during the nine months ended September 30, 2023 are as follows:

Amounts
Balance at December 31, 2022	$404
Amortization expense	(167)
Intangible assets acquired in asset acquisition	35
Impairment	(274)
Foreign currency translation adjustment	2
Balance at September 30, 2023	$—

Intangible assets arose from the acquisition of KVH Media Group (acquired as Headland Media Limited) in May 2013. These intangible assets were being amortized on a straight-line basis over the estimated useful life of 10 years for acquired subscriber relationships. The intangible assets were recorded in pounds sterling and fluctuations in exchange rates cause these amounts to increase or decrease from time to time.

Acquired intangible assets are subject to amortization. The following table summarizes acquired intangible assets at September 30, 2023 and December 31, 2022, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2023
Subscriber relationships	$—	$—	$—
Distribution rights	—	—	—
Internally developed software	—	—	—
Proprietary content	—	—	—
Intellectual property	2,284	2,284	—
	$2,284	$2,284	$—
December 31, 2022
Subscriber relationships	$7,649	$7,245	$404
Distribution rights	315	315	—
Internally developed software	446	446	—
Proprietary content	153	153	—
Intellectual property	2,284	2,284	—
	$10,847	$10,443	$404

Amortization expense related to intangible assets was $19 and $90 for the three months ended September 30, 2023 and 2022, respectively, and $167 and $409 for the nine months ended September 30, 2023 and 2022, respectively. Amortization expense was categorized as general and administrative expense.

(13)     Revenue from Contracts with Customers

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised products and services. The amount of revenue recognized reflects the consideration which the Company expects to be entitled to receive in exchange for these products and services.

Disaggregation of Revenue for Continuing Operations

The following table summarizes net sales from contracts with customers for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Product, transferred at point in time	$3,531	$5,974	$12,578	$18,057
Product, transferred over time	621	651	1,948	1,751
Service	29,397	28,544	86,883	83,065
Total net sales	$33,549	$35,169	$101,409	$102,873

Revenue recognized during the three months ended September 30, 2023 and 2022 from amounts included in contract liabilities at the beginning of the period was $533 and $572, respectively. Revenue recognized during the nine months ended September 30, 2023 and 2022 from amounts included in contract liabilities at the beginning of the period was $1,826 and $1,645, respectively.

For product sales, the delivery of the Company’s performance obligations is generally transferred to the customer, and associated revenue is recognized, at a point in time, with the exception of certain VSAT contracts which are transferred to customers over time. For service sales, the delivery of the Company’s performance obligations is transferred to the customer, and associated revenue is recognized, over time. The Company's performance is impacted by the levels of activity in the marine and land mobile markets, among other factors. Performance in any particular period could be impacted by the timing of sales to certain large customers.

The Company primarily manufactures and distributes a comprehensive family of mobile satellite antenna products and services that provide access to the Internet, television, and VoIP services while on the move. Product sales accounted for 12% and 19% of the Company's consolidated net sales for the three months ended September 30, 2023 and 2022, respectively, and 14% and 19% of the Company's consolidated net sales for the nine months ended September 30, 2023 and 2022, respectively. Service sales of VSAT Broadband airtime service accounted for 82% and 76% of the Company's consolidated net sales for the three months ended September 30, 2023 and 2022, respectively, and 80% and 74% of the Company's consolidated net sales for the nine months ended September 30, 2023 and 2022, respectively. The balance of service sales is comprised of distribution of commercially licensed entertainment and news, product repairs, and extended warranty sales.

No other single product class accounts for 10% or more of the Company's consolidated net sales.

The Company operates in a number of major geographic areas, including internationally. Revenues from international locations primarily include Singapore, Canada, South America countries, European Union countries and other European countries, and countries in Africa, the Middle East and Asia/Pacific, including India. Revenues are based upon customer location and revenues from international locations represented 69% and 62% of consolidated net sales for the three months ended September 30, 2023 and 2022, respectively, and 67% and 61% of consolidated net sales for the nine months ended September 30, 2023 and 2022, respectively. Sales to Singapore customers represented 18% and 17% of the Company's consolidated net sales for the three months ended September 30, 2023 and 2022, respectively. No other individual foreign country represented 10% or more of the Company's consolidated net sales for the three months ended September 30, 2023 or 2022. Sales to Singapore customers represented 18% and 16% of the Company's consolidated net sales for the nine months ended September 30, 2023 and 2022, respectively. No other individual foreign country represented 10% or more of the Company's consolidated net sales for the nine months ended September 30, 2023 or 2022.

As of September 30, 2023 and December 31, 2022, the long-lived tangible assets related to the Company’s international subsidiaries were less than 10% of the Company’s long-lived tangible assets.

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

No single customer accounted for 10% or more of consolidated net sales for the nine months ended September 30, 2023 or 2022. Two customers accounted for approximately 18% and 11% of accounts receivable at September 30, 2023, respectively. Two customers accounted for approximately 16% and 12%, respectively, of accounts receivable at December 31, 2022. One customer accounted for 64% and 66% of long-term accounts receivable included in other non-current assets on the consolidated balance sheets related to sales-type leases at September 30, 2023 and December 31, 2022, respectively.

Certain components from third parties used in the Company’s products are procured from single sources of supply. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the Company’s delivery of products and thereby materially adversely affect the Company’s revenues and operating results.

Customer Contract Balances

The following table provides the balance sheet location and amounts of contract assets, or unbilled accounts receivable, and contract liabilities, or deferred revenue, from contracts with customers as of September 30, 2023 and December 31, 2022:

Contract Balance Type	Balance Sheet Location	September 30, 2023	December 31, 2022
Current portion of deferred costs	Current contract assets	$1,130	$1,243
Non-current portion of deferred costs	Non-current contract assets	2,557	3,033
Current portion of deferred revenues	Contract liabilities*	1,668	1,743
Non-current portion of deferred revenues	Long-term contract liabilities	3,905	4,315

*Management notes that the remaining “Contract liabilities” balance not included in the above table (which as of September 30, 2023 and December 31, 2022 is $1,600 and $1,365, respectively) relates to deferred income unaffiliated with the Company’s primary revenue streams, the majority of which relates to our content subscription business. These values are therefore excluded from the contract assets and contract liabilities from contracts with customers.

There were no material changes to contract asset balances for the nine months ended September 30, 2023 as a result of changes in estimates or impairments. The change in the contract liability balance from December 31, 2022 to September 30, 2023 was primarily due to the increase in upfront support billings received in the first nine months of 2023 in comparison to revenues recognized in the prior period from historical support billings.

(14)     Income Taxes

The Company’s effective tax rate from continuing operations for the three and nine months ended September 30, 2023 was (2.3)% and (5.0)%, respectively, compared with (578.6)% and (16.5)% for the corresponding periods in the prior year. The effective income tax rate is based on estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable periods, including retroactive changes in tax legislation, settlements of tax audits or assessments, and the resolution or identification of tax position uncertainties.

For the three and nine months ended September 30, 2023 and 2022, the effective tax rates from continuing operations differed from the statutory tax rate primarily due to the Company maintaining a valuation allowance reserve on its U.S. deferred tax assets, discrete tax adjustments and the composition of income from foreign jurisdictions taxed at lower rates.

As of September 30, 2023 and December 31, 2022, the Company had reserves for uncertain tax positions of $693 and $637, respectively. There were no material changes during the nine months ended September 30, 2023 to the Company’s reserve for uncertain tax positions. The Company estimates that it is reasonably possible that the balance of unrecognized tax benefits as of September 30, 2023 may decrease $38 in the next twelve months as a result of a lapse of statutes of limitations and settlements with taxing authorities.

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

(15)     Leases

Lessee

The Company has operating leases for office facilities, equipment, and satellite service capacity and related equipment. Lease expense from continuing operations was $417 and $507 for the three months ended September 30, 2023 and 2022, respectively, and was $1,291 and $1,588 for the nine months ended September 30, 2023 and 2022, respectively. Short-term operating lease costs were $15 and $41 for the three months ended September 30, 2023 and 2022, respectively, and were $55 and $139 for the nine months ended September 30, 2023 and 2022, respectively. Maturities of lease liabilities as of September 30, 2023 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows:

Remainder of 2023	$400
2024	629
2025	93
2026	47
2027 and thereafter	79
Total minimum lease payments	$1,248

Less amount representing interest	$(55)
Present value of net minimum operating lease payments	$1,193
Less current installments of obligation under current-operating lease liabilities	$921
Obligations under long-term operating lease liabilities, excluding current installments	$272

Weighted-average remaining lease term - operating leases (years)	1.53
Weighted-average discount rate - operating leases	5.50%

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

The current portion of the net investment in these leases was $3,739 as of September 30, 2023 and the non-current portion of the net investment in these leases was $3,984 as of September 30, 2023. The current portion of the net investment in the leases is included in accounts receivable, net of allowance for doubtful accounts on the accompanying consolidated balance sheets and the non-current portion of the net investment in these leases is included in other non-current assets on the accompanying consolidated balance sheets. Interest income from sales-type leases was $159 and $191 during the three months ended September 30, 2023 and 2022, respectively, and was $501 and $591 during the nine months ended September 30, 2023 and 2022, respectively.

The future undiscounted cash flows from these leases as of September 30, 2023 are:

Remainder of 2023	$1,547
2024	3,346
2025	2,016
2026	1,033
2027	514
2028	98
Total undiscounted cash flows	$8,554

Present value of lease payments	$7,723
Difference between undiscounted cash flows and discounted cash flows	$831

In 2021, the Company began entering into three-year leases for its TracPhone VSAT systems, in which ownership of the hardware does not transfer to the lessee by the end of the lease term. As a result, and in light of other factors indicated in ASC 842, these leases are classified as operating leases.

As of September 30, 2023, the gross costs and accumulated depreciation associated with these operating leases are included in revenue generating assets and amounted to $1,880 and $798, respectively. They are depreciated on a straight-line basis over a five-year estimated useful life. Depreciation expense for these assets was $94 and $282 for the three and nine months ended September 30, 2023, respectively.

Lease revenue recognized was $138 and $415 for the three and nine months ended September 30, 2023, respectively, in service sales in the consolidated statements of operations.

As of September 30, 2023, minimum future lease payments to be recognized on the operating leases are as follows:

Remainder of 2023	$138
2024	343
2025	25
Total	$506

(16)     Discontinued Operations

During the third quarter of 2022, the Company sold its inertial navigation business. The Company determined that the sale met the requirements for reporting as discontinued operations in accordance with Accounting Standards Codification (ASC) 205-20. There were no assets or liabilities of the inertial navigation business as of December 31, 2022 or September 30, 2023. Please see Note 1 for further discussion.

The following table presents a reconciliation of the major financial line items constituting the results for discontinued operations to the net income from discontinued operations, net of tax, presented separately in the Company's consolidated statement of operations for the three and nine months ended 2022:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2022	2022
Sales:
Product	$1,276	$16,042
Service	218	679
Net sales	1,494	16,721
Costs and expenses:
Costs of product sales	1,504	12,732
Costs of service sales	169	457
Research and development	374	3,147
Sales, marketing and support	348	3,035
Other income, net	12	81
Loss from discontinued operations before income tax expense	(889)	(2,569)
Gain on sale of discontinued operations before tax expense	30,858	30,858
Total income from discontinued operations before tax expense	$29,969	$28,289
Income tax expense on discontinued operations	228	228
Net income from discontinued operations, net of tax	$29,741	$28,061

Net income from discontinued operations per common share
Basic	$1.59	$1.51
Diluted	$1.59	$1.51

Weighted average number of common shares outstanding:
Basic	18,706	18,574
Diluted	18,706	18,574

The following table presents supplemental cash flow information of the discontinued operations:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2022	2022

Cash used in operating activities - discontinued operations	$(252)	$(3,853)
Cash used in investing activities - discontinued operations	$(220)	$(307)

The following table presents non-cash expenses from discontinued operations:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2022	2022
Depreciation	$91	$622
Compensation expense related to stock-based awards and employee stock purchase plan	$237	$475

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction

The statements included in this quarterly report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding our future financial results, operating results, business strategies, projected costs, products and services, competitive positions and plans, customer preferences, consumer trends, anticipated product development, and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Risk Factors” in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2022 as updated in Item 1A of Part II of this quarterly report on Form 10-Q. These and many other factors could affect our future financial and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by us or on our behalf. For example, our expectations regarding certain items as a percentage of sales assume that we will achieve our anticipated sales goals. The following discussion and analysis should be read in conjunction with our consolidated interim financial statements and related notes appearing elsewhere in this report.

Overview

We design, develop, manufacture and market mobile connectivity products and services for the marine and land mobile markets. We generate a majority of our revenue from the sale of satellite internet airtime services. We offer both satellite-only and hybrid products that enable marine customers to receive data, Voice over Internet Protocol (VoIP), and value-added services via satellite, cellular, and shore-based Wi-Fi networks onboard commercial, leisure and military/government vessels. Our service sales also include the distribution of entertainment, including news, sports, music, and movies, to commercial customers in the maritime, hotel, and retail markets, along with supplemental value-added cybersecurity, email, and crew internet services. We generate a majority of our revenues from various international locations.

Impairment Charge

During the nine months ended September 30, 2023, aggregate impairment charges of $6.0 million were taken against goodwill and long-lived assets for the Mobile Broadband reporting unit and the KVH Media Group reporting unit. The $6.0 million impairment charges were driven by the significant decline in our stock price that followed the August 9, 2023 announcement of our financial results for the second quarter of 2023. Under applicable accounting rules, this circumstance required us to evaluate our goodwill and long-lived assets for impairment. Given the sustained decline in the market value of our outstanding equity and the uncertain impact of ongoing competition, we concluded that this impairment charge was appropriate as of September 30, 2023. Please see Note 12 of our accompanying financial statements for further information.

Supply Chain

During the nine months ended September 30, 2023, we continued to experience delays in the availability and delivery of certain raw material components. We also experienced increased raw material costs, which we expect to continue throughout 2023. We are continuing to monitor global developments, including the impact of inflation, and are prepared to implement actions that we determine to be necessary to sustain our business.

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

Critical accounting estimates are those estimates made that involve a significant level of estimation uncertainty and have had or are reasonably likely to have an impact on our statement of operations. We believe that our accounting estimates for goodwill, intangible assets, and other long-lived assets are the only estimates critical to an understanding and evaluation of our financial results for the nine months ended September 30, 2023, as discussed below.

Goodwill, Intangible Assets and other Long-Lived Assets

In accordance with ASC Update No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment (ASC 350), we perform a goodwill impairment test at least annually, or more frequently if certain events occur, or circumstances change, that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount (frequently referred to as impairment indicators or triggering events). A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.

Intangible assets with finite lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of intangible assets with finite lives and other long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to future undiscounted cash flows expected to be generated by the asset or asset group. Asset groups are determined at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If these comparisons indicate that an asset is not recoverable, we will recognize an impairment loss for the amount by which the carrying value of the asset or asset group exceeds the related estimated fair value.

In the third quarter of 2023, we observed a sustained stock price decline resulting in a significant shortfall in market capitalization when compared to the aggregate carrying value of our net assets. These circumstances led us to conclude that quantitative goodwill impairment assessments of the Mobile Broadband (MBB) and KVH Media Group (Media) reporting units were required.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding future plans, as well as industry and economic conditions. These assumptions and estimates include estimated future cash flows, income tax rates, discount rates, growth rates, and other market factors. In performing the quantitative assessment, we estimated the fair value of its reporting units using the income approach, also known as the discounted cash flow ("DCF") method, which utilizes the present value of cash flows to estimate fair value. The DCF method involves estimating the discounted cash flows of a reporting unit by forecasting cash flows each year, calculating a terminal value, and discounting all of the cash flows to present value at an appropriate discount rate (in consideration of the time value of money, the risk inherent in the cash flow stream, and in the context of current rates of return for equity and debt capital). The final determination of fair value was based on a probability-weighted approach comparing management’s forecasts with a market expectation forecast.

As of September 30, 2023, the determined fair values of the MBB and Media reporting units were lower than their carrying values. After recognition of a long-lived asset impairment charge (as discussed below), we recognized goodwill impairment charges equal to the total amount of goodwill attributed to the MBB and Media reporting units, which were approximately $4.4 million and $0.9 million, respectively.

We also determined that the sustained decrease in stock price and shortfall in market capitalization indicated that the carrying amounts of our asset groups (MBB and Media) may not be recoverable. We therefore performed impairment tests on the long-lived assets in each asset group, including definite-lived intangible assets using an undiscounted cash flow analysis over the estimated remaining useful life of the primary asset, to determine whether the carrying amounts of each asset group are recoverable. As of September 30, 2023, our analysis indicated that the carrying amount of the MBB asset group is recoverable, and therefore no fair value estimate was required. The Media asset group failed the undiscounted cash flow recoverability test and therefore we estimated the fair value of the asset group to determine whether any asset impairment was present. Our estimation of the fair value of the long-lived assets included the use of discounted cash flow and cost analyses, reflecting estimates of future revenues, cost factors, cash flows, discount rates, and obsolescence. Based on these analyses, we concluded that the fair values of certain assets were lower than their carrying amounts. As of September 30, 2023, we recognized long-lived asset impairment charges totaling $0.4 million and $0.3 million for the KVH Media Group’s internally developed software assets and acquired subscriber relationships, respectively, reducing the carrying amounts to zero.

Please see Note 12 of our accompanying financial statements for further discussion.

Results of Operations
The following table provides, for the periods indicated, certain financial data relating to our continuing operations expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Sales:
Product	12.4%	18.8%	14.3%	19.3%
Service	87.6	81.2	85.7	80.7
Net sales	100.0	100.0	100.0	100.0
Cost and expenses:
Costs of product sales	14.1	19.2	16.4	16.9
Costs of service sales	48.4	43.7	47.2	44.2
Research and development	7.1	7.8	7.3	8.1
Sales, marketing and support	14.5	16.2	15.5	17.8
General and administrative	13.0	15.8	13.0	19.0
Goodwill impairment charge	15.9	—	5.3	—
Intangible asset impairment charge	2.0	—	0.6	—
Total costs and expenses	115.0	102.7	105.3	106.0
Loss from operations	(15.0)	(2.7)	(5.3)	(6.0)
Interest income	3.0	1.1	2.6	0.8
Interest expense	—	—	—	—
Other (expense) income, net	(0.4)	1.6	(0.6)	1.5
Loss from continuing operations before income tax expense	(12.4)	—	(3.3)	(3.7)
Income tax expense from continuing operations	0.3	0.2	0.2	0.6
Net loss from continuing operations	(12.7)%	(0.2)%	(3.5)%	(4.3)%

Three months ended September 30, 2023 and 2022

Net Sales

Our net sales for the three months ended September 30, 2023 and 2022 were as follows:

			Change
	For the three months ended September 30,		2023 vs. 2022
	2023	2022	$	%
	(dollars in thousands)
Product	$4,152	$6,625	$(2,473)	(37)%
Service	29,397	28,544	853	3%
Net sales	$33,549	$35,169	$(1,620)	(5)%

Net sales decreased by $1.6 million, or 5%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Product sales decreased by $2.5 million, or 37%, to $4.2 million for the three months ended September 30, 2023 from $6.6 million for the three months ended September 30, 2022. The decrease in product sales was primarily due to a $1.9 million decrease in TracVision product sales and a $1.1 million decrease in VSAT Broadband product sales, partially offset by a $0.6 million increase in Starlink product sales. The decline in product sales was primarily due to a decrease in unit sales volume, particularly in our global leisure segment. Competition from low-cost alternatives to VSAT, which include streaming capabilities, has had a significant impact on sales of both TracVision and VSAT Broadband products in the leisure segment. In addition, alternative solutions offered by recent low-earth-orbit (LEO) entrants have heightened competition in both the global leisure segment and commercial markets.

Service sales increased by $0.9 million, or 3%, to $29.4 million for the three months ended September 30, 2023 from $28.5 million for the three months ended September 30, 2022. The increase was primarily due to a $0.7 million increase in our VSAT airtime sales.

Costs of Sales

Costs of sales consists of costs of product sales and costs of service sales. Costs of sales decreased by $1.2 million, or 5%, in the three months ended September 30, 2023 to $21.0 million from $22.1 million in the three months ended September 30, 2022. The decrease in costs of sales was driven by a $2.0 million decrease in costs of product sales, partially offset by a $0.9 million increase in costs of service sales. As a percentage of net sales, costs of sales were 62% and 63% for the three months ended September 30, 2023 and 2022, respectively.

Our costs of product sales consist primarily of materials, manufacturing overhead, and direct labor used to produce our products. For the three months ended September 30, 2023, costs of product sales decreased by $2.0 million, or 30%, to $4.7 million from $6.7 million in the three months ended September 30, 2022, primarily due to a $1.5 million decrease in TracVision cost of product sales and a $0.9 million decrease in VSAT Broadband cost of product sales, partially offset by a $0.5 million increase in Starlink product sales. As a percentage of product sales, costs of product sales were 114% and 102% for the three months ended September 30, 2023 and 2022, respectively. Cost of product sales increased as a percentage of product sales primarily due to a $0.3 million increase in the excess and obsolescence reserve and $0.2 million of higher unit component costs.

Our costs of service sales consist primarily of satellite service capacity, depreciation, service network overhead expense associated with our VSAT Broadband network infrastructure, direct network service labor, product installation costs, media materials and distribution costs, and service repair materials. For the three months ended September 30, 2023, costs of service sales increased by $0.9 million, or 6%, to $16.2 million from $15.4 million for the three months ended September 30, 2022, primarily due to a $0.9 million increase in VSAT airtime costs of service sales. The increase in airtime cost of sales is primarily related to capacity increases necessary to support growth in our airtime subscriber base. As a percentage of service sales, costs of service sales were 55% and 54% for the three months ended September 30, 2023 and 2022, respectively.

Operating Expenses

Research and development expense consists of direct labor, materials, external consultants, and related overhead costs that support our internally funded product development and product sustaining engineering activities. Research and development expense for the three months ended September 30, 2023 decreased by $0.3 million, or 13%, to $2.4 million from $2.7 million for the three months ended September 30, 2022. The decrease primarily resulted from a $0.3 million decrease in salaries, benefits and taxes. As a percentage of net sales, research and development expense was 7% and 8% for the three months ended September 30, 2023 and 2022, respectively.

Sales, marketing, and support expense consists primarily of salaries and related expenses for sales and marketing personnel, commissions for both in-house and third-party representatives, costs related to the co-development of certain content, other sales and marketing support costs such as advertising, literature and promotional materials, product service personnel and support costs, warranty-related costs and bad debt expense. Sales, marketing and support expense also includes the operating expenses of our sales office subsidiaries in Denmark, Singapore, Brazil, and Japan. Sales, marketing and support expense for the three months ended September 30, 2023 decreased by $0.9 million, or 15%, to $4.9 million from $5.7 million for the three months ended September 30, 2022. The decrease primarily resulted from a $0.5 million decrease in salaries, benefits and taxes, and a $0.3 million decrease in bad debt expense. As a percentage of net sales, sales, marketing and support expense was 14% and 16% for the three months ended September 30, 2023 and 2022, respectively.

General and administrative expense consists of costs attributable to management, finance and accounting, information technology, human resources, certain outside professional services, and other administrative costs. General and administrative expense for the three months ended September 30, 2023 decreased by $1.2 million, or 21%, to $4.4 million from $5.6 million, for the three months ended September 30, 2022. The decrease primarily resulted from a $1.1 million decrease in salaries, benefits, and taxes, which was driven by the reduction in our workforce in March 2022 of approximately 10%, partially offset by a $0.3 million increase in legal and professional fees. As a percentage of net sales, general and administrative expense was 13% and 16% for the three months ended September 30, 2023 and 2022, respectively.

Interest and Other (Expense) Income, Net

Interest income represents interest earned on our cash and cash equivalents, as well as from investments and our sale-type lease receivables. Interest income increased $0.6 million for the three months ended September 30, 2023 to $1.0 million from $0.4 million for the three months ended September 30, 2022. Of the current period interest income of $1.0 million, $0.8 million is attributable to interest earned on cash and cash equivalents, while the remaining $0.2 million was attributable to interest from lease receivables. Interest expense remained flat period-over-period at less than $0.1 million for both of the three months ended September 30, 2023 and 2022. Other (expense) income, net changed to other expense, net of $0.1 million for the three months ended September 30, 2023 from other income, net of $0.6 million for the three months ended September 30, 2022 primarily due to the decrease in foreign exchange gains from our UK operations.

Income Tax Expense

Income tax expense for each of the three months ended September 30, 2023 and 2022 was $0.1 million and related to taxes on income earned in foreign jurisdictions.

Nine months ended September 30, 2023 and 2022

Net Sales

Our net sales for the nine months ended September 30, 2023 and 2022 were as follows:

			Change
	For the nine months ended September 30,		2023 vs. 2022
	2023	2022	$	%
	(dollars in thousands)
Product	$14,526	$19,808	$(5,282)	(27)%
Service	86,883	83,065	3,818	5%
Net sales	$101,409	$102,873	$(1,464)	(1)%

Net sales decreased by $1.5 million, or 1%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. Product sales decreased by $5.3 million, or 27%, to $14.5 million for the nine months ended September 30, 2023 from $19.8 million for the nine months ended September 30, 2022. The decrease in product sales was primarily due to a $3.9 million decrease in TracVision product sales and a $2.4 million decrease in VSAT Broadband product sales, partially offset by a $0.9 million increase in Starlink product sales. The decline in product sales was primarily due to a decrease in unit sales volume, particularly in our global leisure segment. Competition from low-cost alternatives to VSAT, which include streaming capabilities, has had a significant impact on sales of both TracVision and VSAT Broadband products in the leisure segment. In addition, alternative solutions offered by recent LEO entrants have heightened competition in both the global leisure segment and commercial markets.

Service sales increased by $3.8 million, or 5%, to $86.9 million for the nine months ended September 30, 2023 from $83.1 million for the nine months ended September 30, 2022. The increase was primarily due to a $4.9 million increase in our VSAT service sales driven by an increase in subscribers, partially offset by a $0.9 million decrease in our content services sales, primarily driven by the sale of a subsidiary in April 2022.

Costs of Sales

Costs of sales increased by $1.6 million, or 3%, in the nine months ended September 30, 2023 to $64.4 million from $62.9 million in the nine months ended September 30, 2022. The increase in costs of sales was driven by a $2.3 million increase in costs of service sales, partially offset by a $0.8 million decrease in costs of product sales. As a percentage of net sales, costs of sales were 64% and 61% for the nine months ended September 30, 2023 and 2022, respectively.

For the nine months ended September 30, 2023, costs of product sales decreased by $0.8 million, or 4%, to $16.6 million from $17.4 million in the nine months ended September 30, 2022, primarily due to a $2.9 million decrease in TracVision cost of product sales and a $1.6 million decrease in VSAT Broadband cost of product sales, partially offset by a $2.4 million increase in various manufacturing and other unabsorbed expenses, a $0.9 million increase in Starlink cost of product sales and a $0.5 million increase in accessories cost of product sales. The manufacturing and other unabsorbed costs included a $0.7 million write-down of inventory, a $0.6 million increase in the excess and obsolescence reserve, as well as lower unit volume resulting in less absorption of overhead. As a percentage of product sales, costs of product sales were 114% and 88% for the nine months ended September 30, 2023 and 2022, respectively. Cost of product sales increased as a percentage of product sales primarily due to the write-down of inventory, the increase in the excess and obsolescence reserve and $0.7 million of higher unit component costs.

For the nine months ended September 30, 2023, costs of service sales increased by $2.3 million, or 5%, to $47.8 million from $45.5 million for the nine months ended September 30, 2022, primarily due to a $2.7 million increase in VSAT airtime costs of service sales. The increase in airtime cost of sales is primarily related to capacity increases to support growth in our airtime subscriber base. This was partially offset by a $0.3 million decrease in content services cost of service sales, primarily driven by the sale of a subsidiary in April 2022. As a percentage of service sales, costs of service sales were 55% for both the nine months ended September 30, 2023 and 2022.

Operating Expenses

Research and development expense for the nine months ended September 30, 2023 decreased by $1.0 million, or 12%, to $7.4 million from $8.4 million for the nine months ended September 30, 2022. The decrease in research and development expense resulted primarily from a $0.6 million decrease in salaries, benefits and taxes driven by the reduction in our workforce in March 2022 and a $0.3 million decrease in expensed materials. As a percentage of net sales, research and development expense was 7% and 8% for the nine months ended September 30, 2023 and 2022, respectively.

Sales, marketing and support expense for the nine months ended September 30, 2023 decreased by $2.6 million, or 14%, to $15.7 million from $18.4 million for the nine months ended September 30, 2022. The decrease in sales, marketing and support expense resulted primarily from a $2.3 million decrease in salaries, benefits and taxes driven by the reduction in our workforce in March 2022, a $0.6 million decrease in bad debt expense, a $0.4 million decrease in warranty expense and a $0.3 million decrease in external commission expense, partially offset by a $0.7 million increase in facilities expenses. As a percentage of net sales, sales, marketing and support expense was 15% and 18% for the nine months ended September 30, 2023 and 2022, respectively.

General and administrative expense for the nine months ended September 30, 2023 decreased by $6.4 million, or 33%, to $13.1 million from $19.5 million for the nine months ended September 30, 2022. The decrease in general and administrative expense resulted primarily from a $4.3 million decrease in salaries, benefits and taxes driven by the reduction in our workforce in March 2022, as well as a reduction in expenses related to the separation and retirement of our former President and Chief Executive Officer in March 2022. In addition, we were reimbursed by EMCORE for $0.7 million of expenses incurred under the Transition Service Agreement relating to the sale of the inertial navigation business in 2022. There was also a $0.6 million decrease in recruiting expenses, which was driven by professional fees incurred during the nine months ended September 30, 2022 associated with the search for a new Chief Executive Officer and replacements for two departed members of our board of directors. Lastly, there was a $0.4 million decrease in facilities expenses and a $0.3 million decrease in bank fees, partially offset by a $0.3 million increase in professional fees. As a percentage of net sales, general and administrative expense was 13% and 19% for the nine months ended September 30, 2023 and 2022, respectively.

Interest and Other (Expense) Income, Net

Interest income increased by $1.9 million to $2.7 million for the nine months ended September 30, 2023 from $0.8 million for the nine months ended September 30, 2022. Of the current period interest income of $2.7 million, $2.2 million is attributable to interest earned on cash and cash equivalents, and the remaining $0.5 million was attributable to interest from lease receivables. Interest expense remained flat period-over-period at less than $0.1 million for both the nine months ended September 30, 2023 and 2022. Other (expense) income, net changed to other expense, net of $0.6 million for the nine months ended September 30, 2023 from other income, net of $1.6 million for the nine months ended September 30, 2022 primarily due to the sale of KVH Media Group Entertainment Limited during the nine months ended September 30, 2022 and an increase in foreign exchange losses from our UK operations.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2023 and 2022 was $0.2 million and $0.6 million, respectively, and related to taxes on income earned in foreign jurisdictions.

Discontinued Operations

On August 9, 2022, we sold our inertial navigation business for net proceeds of $54.9 million, less specified deductions. We determined that the sale met the requirements for reporting as discontinued operations in accordance with ASC 205-20. Accordingly, we have classified the results of the inertial navigation business as discontinued operations for all prior periods presented. Please see Notes 1 and 16 of our accompanying financial statements for further discussion. Results for discontinued operations are as follows:

	Three months ended September 30,	Nine months ended September 30,
	2022	2022
	(dollars in thousands)

Sales from discontinued operations	$1,494	$16,721
Net income from discontinued operations, net of tax	$29,741	$28,061

Liquidity and Capital Resources

Our primary liquidity needs have been to fund general business requirements, including working capital requirements and capital expenditures. In recent years, we have funded our operations primarily from the sale of two businesses in 2022, the sale of a business in 2019, a PPP loan that was subsequently forgiven, cash flows from operations and proceeds received from exercises of stock options and the issuance of stock.

On August 9, 2022, we sold our inertial navigation business to EMCORE Corporation for net proceeds of $54.9 million, less specified deductions.

As of September 30, 2023, we had $69.2 million in cash, cash equivalents, and marketable securities, of which $3.6 million in cash and cash equivalents was held in local currencies by our foreign subsidiaries. Our foreign subsidiaries held no marketable securities as of September 30, 2023. As of September 30, 2023, we had $103.8 million in working capital. Based upon our current working capital position, current operating plans and expected business conditions, we expect to have sufficient funds, through at least twelve months from the date that this report is filed with the SEC, to fund our short-term and long-term working capital requirements, including capital expenditures and contractual obligations. Our funding plans for our working capital needs and other commitments may be adversely impacted if our underlying assumptions regarding our anticipated revenues and expenses are not realized. If our operating results fail to meet our expectations, we could be required to seek additional funding through public or private financings or other arrangements. In that event, adequate funds may not be available when needed or may be available only on terms which could have a negative impact on our business and results of operations. In addition, if we raise funds by issuing equity securities, our stockholders may experience dilution.

Net cash used in operations was $2.7 million for the nine months ended September 30, 2023 compared to net cash used in operations of $1.5 million for the nine months ended September 30, 2022. The $1.2 million increase in net cash used in operations was primarily the result of a $26.8 million decrease in net income, a $17.4 million increase in cash outflows related to accounts payable, a $0.5 million increase in cash outflows related to contract liabilities and long-term contract liabilities and a $0.5 million decrease in cash inflows relating to accounts receivable. Partially offsetting these items were a change of $35.8 million related to non-cash items, driven by the $30.9 million gain on sale of the inertial navigation business in 2022 and the $6.0 million impairment of goodwill and long-lived assets, a $6.0 million decrease in cash outflows relating to inventories and a $2.1 million decrease in cash outflows relating to accrued compensation, product warranty and other expenses.

Net cash used in investing activities was $9.2 million for the nine months ended September 30, 2023 compared to net cash provided by investing activities of $4.3 million for the nine months ended September 30, 2022. The $13.5 million increase in net cash used in investing activities was primarily the result of a $55.0 million decrease in proceeds from the sale of the inertial navigation business and a decrease of $2.4 million in proceeds from the sale of KVH Media Group Entertainment Limited, partially offset by a $40.0 million increase in net investment in marketable securities and a $3.8 million decrease in capital expenditures.

Net cash provided by financing activities was $2.3 million for the nine months ended September 30, 2023 compared to net cash provided by financing activities of $0.6 million for the nine months ended September 30, 2022. The $1.7 million increase in net cash provided by financing activities is primarily attributable to a $1.8 million increase in cash inflows relating to proceeds from the exercise of stock options and purchases under our employee stock purchase plan and a $0.2 million decrease in cash outflows related to the payment of finance leases, partially offset by a $0.2 million increase in cash outflows related to the repurchase of common stock to satisfy specific tax withholding obligations arising from accelerated vesting of executive stock grants.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023, the end of the period covered by this interim report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated changes in our internal control over financial reporting that occurred during the third quarter of 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the third quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We recorded substantial losses from continuing operations in each of the last three fiscal years (notwithstanding the income we recognized in 2022 from the sale of the inertial navigation business and in 2021 from the forgiveness of the PPP Loan). Although our continuing operations were profitable in the fourth quarter of 2022 and second quarter of 2023, we may incur losses in the future as we face increasing competition, as we increase satellite capacity to handle our growing subscriber base, as we confront supply chain constraints and as we continue to invest in research and development to improve our existing products and develop new products. In order to maintain and improve our competitive position, generate revenue and achieve sustained profitability, we must grow our airtime subscriber base, reduce our bandwidth costs, and continue to introduce new and improved products. Our inability to accomplish any of these goals could have a material adverse effect on our revenues, profitability and cash flow, and we cannot assure you when, or whether, we will regain sustained profitability.

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

If we cannot adjust expenses in response to changes in our operations, our results of operations may be harmed. To manage changes in our business effectively, we must, among other things, match our manufacturing facilities and capacity to demand for our products and services; secure appropriate satellite capacity to match demand for airtime services; effectively manage our inventory and working capital; ensure robust cybersecurity protection of Company and customer data and systems; and ensure that our procedures and internal controls are revised and updated to remain appropriate for our workforce and the size and scale of our business operations.

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

Future cost-containment activities could disrupt our business and affect our results of operations.

In response to increasing competitive pressure, we may take additional measures intended to increase profitability and align our business more closely with our current strategic and financial objectives, including engagement with new suppliers, modifications to our manufacturing arrangements and other cost-reduction efforts. We may also choose to dispose of assets or make strategic divestitures, such as the sale of our inertial navigation business in August 2022. These efforts may not succeed in improving profitability. Any of these changes could be disruptive to our business, including our research and development and product launch efforts, and could result in significant expense, including losses on any asset disposition or divestiture, accounting charges for any inventory or technology-related write-offs or any workforce reduction costs. We could incur significant transaction costs, including for potential transactions that do not proceed. Substantial expense or charges resulting from restructuring activities, dispositions of assets or divestitures could adversely affect our results of operations and use of cash in the periods in which we take these actions. Any disposition of assets or divestiture could also result in the retention of liabilities and expenses that are not assumed by the buyer or the loss of operating income from the divested assets or operations, either of which could negatively impact profitability after any divestiture.

We must generate a certain level of service sales in order to maintain or improve our service gross margins.

As a result of our global HTS network infrastructure, we incur certain costs that generally do not vary directly in proportion to the volume of service sales, and we have limited ability to reduce these fixed costs in the short term. The cost of our HTS network has increased significantly each year as we have expanded our network to accommodate additional subscriber demand and/or coverage areas. We expect that this trend will continue through the end of 2023. If service sales, including through our AgilePlans subscription model, do not generate the level of revenue that we expect or if those revenues decline, our service gross margins may decline. The failure to improve our global HTS service gross margins and unit or subscriber sales would have a material adverse effect on our overall profitability.

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

Our leisure marine business is highly seasonal, and seasonality can also impact our commercial marine business. Historically, we have generated the majority of our leisure marine product revenues during the first and second quarters of each year, and these revenues typically decline in the third and fourth quarters of each year, compared to the first two quarters. Temporary suspensions of our airtime services typically increase in the fourth and first quarters of each year as boats are placed out of service during winter months. Our leisure marine business is also significantly affected by the weather. Unseasonably cool weather, prolonged winter conditions, hurricanes, unusual amounts of rain, and natural and other disasters may decrease boating, which could reduce our revenues. Specifically, we may encounter a decrease in new airtime activations as well as an increase in the number of cancellations or temporary suspensions of our airtime service.

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

The mobile connectivity market is very competitive, and competition is increasing. We may not be able to compete successfully against current and future competitors, which would impair our ability to sell our products and services. Competition has intensified significantly in recent years, both from companies that seek to compete primarily on price as well as new, emerging non-geostationary satellite orbit (NGSO) services, such as Starlink, OneWeb, Kuiper, Telesat, and others. These companies may continue to implement price reductions and discounts for both products and services, which have required us to reduce our prices or offer discounts in an effort to maintain or increase our market share. Current and future competitors have greater financial resources than we do, enabling them to operate at lower margins to gain market share. We believe increased competition contributed to the decrease in our product sales in the nine months ended September 30, 2023, including unit sales of our VSAT products, and this trend may continue in future periods.

Some of our VSAT competitors have already leveraged partnerships amongst themselves in order to capture larger combined market share. Further, some of the companies that we depend on to supply us with capacity on satellite communications networks may vertically integrate by introducing their own products and services to compete with ours, which might motivate them to stop providing satellite network capacity to us, or to make it available on less favorable terms.

The Starlink LEO service continues to adversely impact our business, particularly within the global leisure segment. A significant number of leisure customers have adopted Starlink systems for both two-way communications as well as streaming, which has impacted both our VSAT Broadband and TracVision businesses. Although our leisure business accounts for less than 20% of our total revenue, competition from Starlink has begun to adversely impact our commercial business as well, particularly our growth in that segment. While we have historically grown the total number of our subscribers in sequential quarters, in the third quarter of 2023 the total number of our subscribers declined one percent as a result of the churn in our leisure business and the slower growth in our commercial business. If this trend continues and we are unable to develop a competitive alternative, it could have a material adverse effect on our revenue, profitability, and cash flow.

In the marine market for satellite TV equipment, we compete primarily with Intellian, Cobham SATCOM and Raymarine (Intellian-made). In the marine market for two-way communications equipment, we compete primarily with Intellian and Cobham SATCOM. In the marine market for high-speed Internet, voice, fax, and data services, we compete primarily with Inmarsat, Marlink, Speedcast, Viasat, and Network Innovations, along with smaller, single-hub regional services. Additionally, we are starting to face competition from new NGSO networks such as SpaceX's Starlink and OneWeb. We also face competition from providers of low-speed data services, which include Inmarsat and Iridium Satellite LLC. In the market for land mobile satellite TV equipment, we compete primarily with King Controls and Winegard Company. In the markets for media content, the KVH Media Group competes primarily with Swank Motion Pictures, Baze Technology, and NewspaperDirect, Inc. Many of our competitors are well-established companies that have substantially greater financial, managerial, technical, marketing, personnel, and other resources than we do, which may help them to compete more effectively against us.

We depend on sole or limited source suppliers, and any disruption in supply could impair our ability to deliver our products on time or at expected cost.

We obtain many key components for our products from third-party suppliers, and in some cases we use a single or a limited number of suppliers. Any interruption in supply could impair our ability to deliver our products until we identify and qualify a new source of supply, which could take several weeks, months or longer and could increase our costs significantly. For example, the global chip shortage and supply chain constraints resulting from the COVID-19 pandemic adversely impacted our ability to deliver products in a timely manner and increased our cost of sales due to rising prices for materials. In the third quarter of 2023, we estimate that raw material costs exceeded our expectations by approximately $0.3 million. We may not be able to pass along any of these cost increases to our customers, and customers may not wait for our products to become available. These disruptions in our supply chain could worsen, which could delay delivery of our products and services and adversely affect our revenue and results of operations. Suppliers might change or discontinue key components, which could require us to modify our product designs. In general, we do not have written long-term supply agreements with our suppliers but instead buy components through purchase orders, which expose us to potential price increases and termination of supply without notice or recourse. We generally do not carry significant inventories of product components, which could magnify the impact of the loss of a supplier. If we must use a new source of supply, we could face unexpected manufacturing difficulties and loss of product performance or reliability. In addition, lead times for certain components can increase significantly due to imbalances in overall market supply and demand. This, in turn, could limit our ability to satisfy demand for our products and could result in the cancellation of customer orders.

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

From time to time, we have recorded significant inventory charges and/or inventory write-offs as a result of substantial declines in customer demand. For example, in 2019, we recorded a $2.3 million inventory reserve relating to our TracPhone V-IP products as we decided to no longer promote sales of these products but instead to focus our efforts on migrating customers to our HTS network and products. Market or competitive changes, such as a continuation of the decline in demand for our TracVision products that we experienced in the first nine months of 2023, could lead to future charges for excess or obsolete inventory, especially if we are unable to appropriately adjust the supply of material from our vendors.

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

Historically, sales to customers outside the United States have accounted for a significant portion of our net sales. We derived 67%, 62% and 58% of our revenues from continuing operations in the nine months ended September 30, 2023 and the years ended December 31, 2022 and 2021, respectively, from sales to these foreign customers. We have foreign offices in Denmark, the United Kingdom, Singapore, Japan, Norway and the Philippines, as well as a subsidiary in Brazil that manages local sales. Nonetheless, substantially all of our operations and approximately one-half of our personnel are located in the United States. Our limited international operations may impair our ability to compete successfully in international markets and to meet the service and support needs of our customers in countries where we have little to no infrastructure. Risks associated with our international business activities may increase our costs and require significant management attention. These risks include restrictions on international travel, which may restrict our ability to grow and service our business; tariffs; sanctions or other trade restrictions that preclude or restrict doing business with particular foreign governments, companies or individuals; technical challenges we may face in adapting our products to function with different satellite services and technology in use in various regions around the world; satisfaction of international regulatory requirements and delays and costs associated with procurement of any necessary licenses or permits; the potential unavailability of content licenses covering international waters and foreign locations; increased costs of providing customer support in multiple languages; increased costs of managing operations that are international in scope; potentially adverse tax consequences, including restrictions on the repatriation of earnings; protectionist laws and business practices that favor local competitors, which could slow our growth in international markets; potentially longer sales cycles; potentially longer accounts receivable payment cycles and difficulties in collecting accounts receivable; and economic and political instability in some international markets.

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

Our stock price has historically been volatile. During the period from January 1, 2018 to September 30, 2023, the trading price of our common stock ranged from $5.08 to $15.29. Many factors may cause our stock price to fluctuate, including variations in quarterly results; the introduction of new products and services by us or our competitors; changes in estimates of our performance or recommendations by securities analysts; the hiring or departure of key personnel; acquisitions or strategic alliances involving us or our competitors; market conditions in our industry; and the global macroeconomic and geopolitical environment. Broad market fluctuations may adversely affect our stock price. When the market price of a company’s stock drops significantly, stockholders often institute securities litigation against that company. Any such litigation could cause us to incur significant expenses defending against the claim, divert the time and attention of our management and result in significant damages.

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

101
The following financial information from KVH Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive (Loss) Income (unaudited), (iv) the Consolidated Statements of Stockholders' Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to Consolidated Interim Financial Statements (unaudited).
		X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2023

KVH Industries, Inc.

By:	/s/ ROGER A. KUEBEL
Roger A. Kuebel
(Duly Authorized Officer and Chief Financial Officer)