Form 10-K
period 2023-12-31
KVH INDUSTRIES INC \DE\
filed 2024-03-15
CIK 1007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $142,726,209 based on the closing sale price of $9.14 per share as reported on the Nasdaq Global Select Market. Shares of common stock held by executive officers and directors of the registrant and their affiliates have been excluded from this calculation because such persons may be deemed affiliates. As of March 1, 2024, the registrant had 19,645,946 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to its 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III.

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

Introduction

We are a leading provider of innovative and technology-driven connectivity solutions to primarily maritime customers globally. We provide global high-speed Internet and Voice over Internet Protocol (VoIP) services via satellite to mobile users at sea and on land. We are also a leading provider of commercially licensed entertainment, including news, sports, music, and movies, to commercial customers in the maritime and hotel markets, along with supplemental value-added cybersecurity, email, and crew internet services.

We currently manufacture our products in Middletown, Rhode Island, and we generate revenues in the United States and various international locations, including primarily Singapore, Canada, South American countries, European Union countries and other European countries, and countries in Africa, the Middle East and Asia/Pacific, including India. As described below, we are winding down our product manufacturing operations in 2024.

We are headquartered in Middletown, Rhode Island, with active operations in Denmark, the United Kingdom, the Philippines, and Singapore. KVH is a Delaware corporation formed in 1985.

We operate as one reportable segment as a result of the sale of our inertial navigation business on August 9, 2022. Please see Notes 1 and 14 to our accompanying audited consolidated financial statements for additional information.

Our Business
We provide integrated, end-to-end services, software, and hardware that support our customers’ need for access to the Internet, VoIP, operations content, and entertainment services while on the move. On the services side of our business, sales of our global high-throughput satellite (HTS) airtime service accounted for 81% and 75% of our consolidated net sales for 2023 and 2022, respectively. Sales of content services accounted for 3% and 4% of our consolidated net sales for 2023 and 2022, respectively. On the hardware side of our business, we currently manufacture and distribute a comprehensive family of mobile satellite antenna products that provide two-way access to the Internet and VoIP services using Ku-band VSAT service with integrated 5G/LTE cellular service and support for shore-based Wi-Fi. We distribute products manufactured by third-parties that support low earth orbit (LEO) satellite services. We also manufacture in-motion, stabilized antennas that provide receive-only satellite television services. Product sales accounted for 13% and 19% of our consolidated net sales for 2023 and 2022, respectively.

In the global maritime market, we believe that there is significant demand for mobile access to the Internet, operational data, voice services, entertainment content, and satellite television. For mobile access to the Internet and VoIP services, which we refer to collectively as our airtime services, we offer communication services using global VSAT service, 5G/LTE cellular service, and shore-based Wi-Fi, which are marketed under the KVH ONE hybrid network brand. For customer access to our airtime services, we currently offer a family of parabolic hybrid mobile satellite antenna products, which are marketed under the TracNet hybrid terminal network brand. Under our KVH ONE OpenNet program, customers using non-KVH Ku-band VSAT terminals can subscribe to our airtime services. In addition, we offer a 37 cm parabolic VSAT-only TracPhone V30 antenna and support our legacy family of other VSAT-only terminals marketed under the TracPhone brand and using our global HTS network. We are an authorized reseller of airtime and terminals supporting the Starlink LEO service, and we also have a distribution agreement in place with Eutelsat OneWeb for its LEO services. The network infrastructure that we have developed to support our airtime services also supports the delivery of other value-added services, such as our KVH Link content service, with country-specific news, entertainment, music, and other crew welfare content delivered using our IP-MobileCast multicast delivery service. For both maritime and onshore customers who want to access live television while on the move, we offer a comprehensive family of parabolic mobile satellite antenna products marketed under the TracVision brand.

Our certified support network offers our TracNet, TracVision, and TracPhone customers an international network of skilled technical dealers and support centers in many locations where our customers are likely to travel or conduct business. We have selected these dealers based on their technical expertise, professionalism, and commitment to quality, and regularly provide them with extensive training in the sale, installation, and support of our products. We also rely on this same sales and technical partner network to support our LEO hardware and airtime customers.

In February 2024, we announced a staged wind-down of our product manufacturing operations at our Middletown, Rhode Island location. The wind-down was driven by reduced demand for our hardware products in the face of intensifying competition in the third and fourth quarters of 2023. We concluded that we should discontinue our capital-intensive manufacturing activities and concentrate our efforts on growing sales of our multi-orbit, multi-channel, integrated communications solutions. We expect that we will continue our product manufacturing activities in order to generate a targeted amount of inventory of maritime satellite connectivity and satellite television terminals to meet anticipated demand and that we will cease substantially all manufacturing activity by the end of the second quarter of 2024. We expect to continue to facilitate customer transition to third-party hardware products compatible with our mobile satellite communications services. We also plan to continue to conduct maintenance, service, warehousing, shipping and receiving activities at the Middletown location.

Airtime Services

We provide subscription plans that enable customers to obtain Internet and VoIP airtime services. We acquire satellite bandwidth through third-party providers, manage our network operations, and provide 24/7/365 after-sale support. We offer a variety of rate plans that are flexible to meet customer needs. The key features of KVH’s VSAT-based airtime services are a choice of high-speed and unlimited use airtime plans, a network management portal, and a comprehensive global customer support program. Our high-speed plans offer simple, usage-based monthly data bundles. When the high-speed data bundle is consumed, subscribers have the option to maintain high data speed at all times with low per MB overage rates or to shift to a slower unlimited use data speed for the remainder of the month. Our unlimited use data plans offer plans based on maximum upload and download speeds. All TracNet, TracPhone, and OpenNet 60 cm to 1 meter antennas support simultaneous high-speed and unlimited use plans for optimal flexibility, while all 37 cm terminals offer a single high-speed data channel. Our customer portal, myKVH, is a secure site that offers KVH customers easy access to technical support, product warranty and user documentation, billing, and our system and network tools. Available tools and reports include, among other features, terminal status, real-time data reporting and the ability to manage data access by application category, configure the KVH terminal, optimize performance with Tracking Avoidance Zones, set data usage alerts and get real-time vessel tracking reports with up to one year of historical data.

AgilePlans, one of our options for commercial maritime customers, offers an all-inclusive Connectivity as a Service, or CaaS, usage-based pricing model. Under this all-in-one CaaS model, we charge subscribers a single monthly fee in exchange for which we provide either TracNet or TracPhone satellite communication hardware, subsidized shipping and installation, maintenance and support, airtime and VoIP services, a service management portal and certain basic content services with no minimum commitment and no long-term contract. AgilePlans customers may also choose to add a Starlink terminal and data plan to a new or existing AgilePlans subscription.

We offer AgilePlans customers a variety of airtime data plans with varying data allotments and fixed data usage levels with our exclusive dual-channel configuration, with dual channel airtime plans delivering both a high-speed channel and an unlimited use data channel. Under our CaaS model, we retain ownership of the hardware and do not sell it to subscribers, who must return it to us if they terminate our service. Returned units may be refurbished and redeployed for new AgilePlans subscriptions. We expect that, as customers subscribe to our AgilePlans service, our revenues from product sales will continue to decline, and our provision of this equipment to subscribers will continue to comprise the majority of our capital expenditures.

In October 2017, we launched our next-generation, advanced maritime broadband network with Intelsat. The HTS high-speed network incorporates Intelsat satellite services, including Epic satellites, and the IntelsatOne Flex platform, a global managed service designed to optimize bandwidth allocations and provide flexible coverage where it is needed. Our global HTS network also benefits from Japanese satellite capacity provided by SKY Perfect JSAT. Overall, our global HTS network currently uses a combination of 178 Ku-band transponders (5 of which we directly contract for) on 22 satellites to provide Ku-band coverage throughout the northern and southern hemispheres. Of the 22 satellites, 6 are considered high-throughput satellites that provide coverage via overlapping high-powered spot beams. Of the 178 Ku-band transponders, 158 are on high-throughput satellites. In 2023, we expanded our satellite coverage with the addition of 2 new high throughput satellites that provide service over the North and Central American waters and the North Atlantic Ocean, respectively. In the fourth quarter of 2023, we increased network capacity in the South Pacific, which addressed a previous coverage gap west of South America. It is our long-term plan to continue to maintain and enhance our global HTS network. Along with our Ku-band HTS network, we offer airtime services via other networks, such as Starlink and Iridium. Later in 2024 we also plan to offer services from Eutelsat OneWeb.

In May 2023, we announced a new program for leisure and commercial vessels: the KVH ONE OpenNet Program. Vessels equipped with 60 cm to 1 m terminals built by other manufacturers, including Intellian and Cobham, can use their existing non-KVH VSAT antennas to subscribe to KVH’s global HTS network airtime, receive 24/7 airtime and technical support, and make use of KVH’s suite of value-added services. Typically, no hardware exchanges are needed to subscribe to the service.

In October 2023, we signed an exclusive multi-year agreement with Kognitive Networks through which we are integrating Kognitive’s diverse suite of enterprise-grade network and bandwidth management tools, white-labeled as CommBox Edge, into our maritime mobile communication service offerings. CommBox Edge is an integral element of our multi-orbit, multi-channel marine communication solutions, enabling more diverse hybrid configurations. The new suite of tools integrates with and manages onboard connectivity with features such as a cloud-managed user interface, real-time data metering and analysis, WAN combination and control with advanced routing and channel bonding, which combines multiple internet connections for increased speed and performance, network protection and security with deep packet inspection, traffic policies, and VPN. Network and bandwidth configuration are controlled via compact onboard services and both cloud-based and mobile applications.

Content Services

We offer a variety of value-added services to our maritime customers as well as news content to our hotel customers. The vast majority of these value-added services are subscription-based.

Our KVH Media Group, which is based in the United Kingdom, distributes commercially licensed entertainment, including news, sports, and movies to commercial customers in the maritime and hotel markets, along with supplemental value-added services. Sales from KVH Media Group are included as part of content service sales. Our "news from home" digital newspaper service includes more than 100 daily newspapers in more than 20 languages. The digital content can be printed onboard or viewed on a TV, tablet, smartphone, or laptop. For movie and television content, we are an approved distributor of licensed content for certain Hollywood, Bollywood, and independent studios worldwide.

We offer a content subscription service called KVH Link, which is delivered by IP-MobileCast. Through IP-MobileCast, content and data files are transmitted using multicast technology across our global satellite networks to every vessel that has an active, compatible TracPhone or TracNet terminal. This delivery mechanism reduces the amount of bandwidth required to transmit large files to a large population of customers. Before multicasting, large data files were generally transmitted across satellite networks “on demand,” or unicast, which consumes significant bandwidth. The content is stored on the terminal itself, which is required for digital rights managed content such as movies. Copyright law requires permission from the rights holder for exhibitions of copyrighted film and television. Historically, studios have granted KVH Media Group permission to license non-theatrical exhibitions aboard ships. While traditionally we licensed this content to commercial maritime customers primarily through the distribution of DVDs, we have automated the transmission of this type of entertainment via KVH Link. We also offer linkHUB, a standalone digital service. The linkHUB unit allows for a digital rights managed entertainment service without the need for a TracPhone or TracNet terminal.

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

Value-added Services

We recognize that our customers desire more than just a simple pipe for data and connectivity. Our TracNet and TracPhone systems are designed to support an expanding suite of value-added services that both increase the capabilities of our customers' systems as well as generate additional recurring revenue for KVH. Among these value-added services are an enterprise-grade Managed Firewall powered by industry leader Fortinet, a cloud email system for commercial fleets and seafarers, crew Internet support, real-time vessel tracking, our KVH Link content service, and CommBox Edge. We expect that the majority of these services will also be available through third-party antennas connected to our network.

Maritime Products

In the marine market, we currently offer a range of mobile satellite TV and communications products. As noted above, we are winding down our product manufacturing operations at our Middletown, Rhode Island location and expect to cease substantially all manufacturing activity by the end of the second quarter of 2024. We expect to continue to facilitate customer transition to third-party hardware products compatible with our mobile satellite communications services.

Our parabolic mobile satellite antenna products use sophisticated robotics, stabilization, and control software, sensing technologies, transceiver integration, and advanced antenna designs to automatically search for, identify, and point directly at the optimal television and communications satellite while the vessel or vehicle is in motion. Our antennas use digital inertial measurement units, gyroscopes, and inclinometers to measure the movement of an antenna platform in relation to the earth in three different axes. Microprocessors and our proprietary stabilization and control software use that data to compute the antenna movement necessary for the antenna’s motors to point the antenna properly and maintain contact with the satellite. If an obstruction temporarily blocks the satellite signal, our products either automatically switch to an available, alternate satellite beam or, if no other beam is available, continue to track the satellite’s location according to the movement of the antenna platform in order to carry out automatic, rapid reacquisition of the signal when a direct line of sight to the satellite is restored.

Satellite Internet and Phone. Our TracNet hybrid terminals offer an end-to-end, multichannel connectivity solution. Every TracNet terminal includes an integrated Ku-band VSAT antenna, high-efficiency 5G/LTE cellular antenna, and high-powered Wi-Fi bridge for connections to shore-based Wi-Fi channels. TracNet systems offer intelligent hybrid channel switching based on factors such as service availability, costs, and the quality of data transfer. Our TracNet systems also offer the option to add two additional third-party services and their companion terminals to serve as alternate primary or backup services. We also continue to service and support our legacy TracPhone VSAT-only terminals. Together with our airtime services, these products provide an end-to-end solution for offshore mobile connectivity to commercial, leisure, and government customers seeking an integrated hardware and service solution for mobile communications and seamless region-to-region roaming. We manufacture the TracNet and TracPhone terminals and provide 24/7/365 after-sale support. We integrate the full rack of discrete below-deck equipment typically used on traditional VSAT systems into a single, streamlined unit that is significantly easier to deploy than competing VSAT solutions.

We offer three TracNet H-series terminals: the 37 cm TracNet H30, the 60 cm TracNet H60, and the 1 meter TracNet H90. These systems all offer multi-channel hybrid connectivity, KVH’s global SIM card, and the option to use customer-supplied SIMs for local cellular service. In addition, each antenna contains the modem in the dome for higher efficiency and reduced signal loss, along with single-cable installation. VSAT data speeds offered by the TracNet systems vary by antenna diameter: TracNet H30 offers maximum speeds of 6/2 Mbps (down/up), TracNet H60 offers maximum speeds of 10/3 Mbps (down/up), and the TracNet H90 offers maximum speeds of 20/3 Mbps (down/up). These sizes and speeds support a wide range of vessels from leisure craft as small as 40 feet long and small fishing vessels to superyachts and large commercial vessels. Each TracNet H-series terminal includes a belowdeck hub that includes a Wi-Fi router along with support for intelligent automatic channel switching among as many as five discreet Wide Area Networks (WANs), including the integrated VSAT, 5G/cellular, and shore-based Wi-Fi services. Automatic switching is managed based on an array of performance and service cost parameters.

In addition to the TracNet systems, we also continue to offer our TracPhone V30 marine VSAT antenna. The TracPhone V30 combines the small 37 cm antenna size, easy installation, and fast data speed to make Internet connectivity, content streaming, and social media use possible on sailboats, center console boats, and recreational boats. The TracPhone V30 is also well-suited to commercial vessels that don’t voyage globally, including fishing boats, tugboats, and offshore service vessels. We continue to offer refurbished 60 cm TracPhone V7-HTS terminals as part of our AgilePlans Connectivity as a Service program.

LTE Broadband. We offer the TracPhone LTE-1, which is a high-gain dual antenna array, modem, GPS, and Wi-Fi router inside a 34 cm diameter dome. The TracPhone LTE-1 is equipped with a U.S-only SIM card that provides Internet access in U.S. waters as far as 20 miles or more (32 kilometers or more) offshore.

We also offer the LTE-1 Global marine communications system, which is equipped with a global SIM card that supports cellular data service in more than 150 countries with Internet access as far as 20 miles or more (32 kilometers or more) offshore. The system utilizes LTE Advanced cellular network technology, which is faster than regular 4G LTE.

Other Marine Solutions. For our legacy TracPhone systems, we offer CommBox, a ship-to-shore network management product that comprises shipboard hardware, a KVH-hosted or privately-owned shore-based hub, and a suite of software applications. Our CommBox offerings are generally integrated into the majority of our VSAT product offerings. We do not generate significant revenue from sales of standalone CommBox hardware. We have also introduced CommBox Edge, a next-generation network and bandwidth management system and related services through our maritime distribution agreement with Kognitive Networks.

We also offer Iridium OpenPort service to be used in conjunction with our VSAT service. Iridium OpenPort service provides data rates up to 128 kilobits per second (Kbps) and covers the entire world, including the polar regions. We offer the Iridium service along with our own hybrid and VSAT solutions with the integrated CommBox functionality, which will switch over to the Iridium service if KVH’s VSAT, 5G/LTE, or shore Wi-Fi services are not available. Some of our customers add the Iridium service to expand the geographic coverage of the system or as a backup service.

We offer Iridium Certus, a next-generation L-band solution providing pole-to-pole global coverage. We currently offer three terminals compatible with Iridium Certus service – the Thales VesseLINK 200 (data speeds as fast as 176/176 Kbps down/up), the VesseLINK 700 (data speeds as fast as 704/352 Kbps down/up), and the Cobham Sailor 4300 (data speeds as fast as 704/176 Kbps down/up), which is only available to AgilePlans subscribers. Optional routing enables onboard data to switch between our KVH ONE hybrid network services and Iridium Certus.

In addition to our TracNet hybrid and TracPhone VSAT-only products and associated airtime services service, we also offer the Inmarsat-compatible TracPhone FleetOne product that provides in-motion access to global satellite communications. The FleetOne terminals are manufactured by Cobham and distributed on an original equipment manufacturer basis by us in North America under our TracPhone brand and distributed in other markets on a non-exclusive basis.

In March 2023, we began selling Starlink terminals as companion terminals for new TracNet installations as well as for existing TracNet and TracPhone systems. In September 2023, we became an authorized hardware and airtime reseller for Starlink. We currently offer Starlink on its own and also as a KVH ONE global network companion service. While Starlink offers a fast and lower-cost data pipe, we believe that a KVH and Starlink hybrid deployment offers a more robust solution thanks to our intelligent channel switching, KVH ONE global hybrid network, integrated services, enterprise-grade cybersecurity, and other features.

In January 2024, we announced a distribution agreement with EutelSat OneWeb that will enable us to expand our multi-orbit hybrid network to include Eutelsat OneWeb’s high-speed, low-latency service. Under the terms of the agreement, KVH will offer Eutelsat OneWeb’s LEO connectivity services supporting terminals for commercial and leisure vessels via Eutelsat OneWeb’s LEO satellite constellation. OneWeb’s network compromises more than 630 satellites in low earth orbit that can deliver enterprise-grade broadband connectivity services. EutelSat OneWeb is rapidly expanding its network and ground infrastructure to meet the needs of maritime’s global requirements. We currently plan to source Eutelsat OneWeb-compatible flat-panel terminals from a third party, and we expect to commence shipments of terminals and service activations in the second quarter of 2024.

Unlike our VSAT Broadband airtime, where we control and sell the airtime, we purchase Starlink, Inmarsat, Iridium, and regional cellular data directly from these companies and resell it to our customers. We anticipate using a similar arrangement with Eutelsat OneWeb upon launch of the global service, currently expected to occur in the second quarter of 2024.

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

Our TracVision HD-series satellite TV antennas are designed to offer a high-definition TV experience comparable to that available to a home DIRECTV HDTV subscriber. Our TracVision UHD7 uses a 60 cm diameter satellite TV antenna to receive signals from two DIRECTV Ka-band satellites and one DIRECTV Ku-band satellite simultaneously. It also supports Ku-band DISH Network in the United States, select portions of the Caribbean, and Bell TV in Canada. It includes an IP-enabled antenna control unit and, as with the TracVision TV-series, the TracVision UHD7 offers configuration, status, and service capabilities via the optional, free TracVision application for use on iOS and Android mobile devices. Our TracVision HD11 offers a worldwide satellite TV capability through the use of a 1-meter diameter antenna and a global low noise block (LNB) designed for use with the majority of direct-to-home satellite TV services. As a result, it is able to receive all Ku-band and DIRECTV Ka-band satellite television signals without changing hardware elements. The Ku-band also works with modern satellite television services currently available throughout the world. The Ka-band receives DIRECTV HDTV. Like the TracVision UHD7, the TracVision HD11 features an optional application for iOS mobile devices to provide easy control of the system.

Land Mobile Products

We sell several TracVision satellite TV antenna systems for use on a broad array of vehicles, including recreational vehicles (RV), buses, conversion vans, and automobiles. In the RV and bus markets, we offer Ku-band TracVision satellite TV products, intended for both stationary and in-motion use. Our TracVision R1 delivers standard-definition DIRECTV and high-definition DISH network service through a parabolic 32 cm diameter antenna. Our TracVision A9 uses hybrid phased-array antenna technology to provide in-motion reception of satellite TV programming in the continental United States using either the standard-definition DIRECTV or high-definition DISH Network services. The TracVision A9 stands approximately five inches high and mounts either to a vehicle’s roof rack or directly to the vehicle’s roof, making it practical for use aboard minivans, SUVs and other passenger vehicles.

Sales, Marketing and Support

Our sales, marketing, and support efforts target markets that are substantial and complex, and require, in many cases, networks of intermediaries, such as dealers, distributors, airtime service providers, and manufacturers’ representatives, to reach our end-user customers. These sales channels vary and evolve from time to time, but currently include targeted efforts to reach the commercial and leisure maritime markets; the RV, high-end automotive, and bus markets; and the commercial, industrial, and government markets. As our business evolves, we may pursue additional sales channels, including direct sales, in various markets. Our brands include:

•AgilePlans® – Connectivity as a Service Program
•CommBox™ – data management software for maritime communications
•CommBox™ Edge – advanced maritime network optimization and management solution
•KVH EliteTM – unlimited HD-quality streaming service for leisure yachts
•KVH Link – crew wellbeing content subscription service with delivery by IP-MobileCast
•KVH ONE® – global hybrid communication network supporting Internet, VoIP, content delivery, and more
•KVH OneCare™ – global services and support for TracNet and TracPhone systems
•MOVIElinkTM – movie distribution through a variety of means
•MUSIClink™ – music and karaoke delivered through a variety of means
•NEWSlink™ – maritime news delivery service through a variety of means
•OpenNet – delivering KVH VSAT data services to non-KVH Ku-band VSAT terminals
•SPORTSlinkTM – sporting content delivered through a variety of means
•TracNet™ – integrated hybrid two-way communication terminals with VSAT, 5G/LTE, and shore-based Wi-Fi
•TracPhone® – two-way VSAT-only satellite communications systems
•TracVision® – satellite television systems for vessels and vehicles
•TVlinkTM – television programming delivered through a variety of means

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

Intellectual Property

We currently hold intellectual property rights relating to various aspects of our hardware products, software and services. We believe that our ability to compete effectively depends in part on our ability to protect these intellectual property rights and our proprietary information. We rely primarily on patent, copyright and trade secret laws, trademarks, service marks, trade dress, confidentiality procedures, and licensing arrangements to protect our intellectual property rights in the U.S. and a select number of other countries where we determine that such protection is beneficial. When appropriate, we seek to file patent applications to protect innovations arising from our research, development and design activities. As of December 31, 2023, our patent portfolio included approximately 9 U.S. and foreign issued patents, including utility patents, design patents and others and one pending U.S. patent application. We also register our trademarks in the United States and other key international markets where we do business. Our patents will expire at various dates between October 2024 and May 2037. We enter into confidentiality agreements with our consultants, key employees, and sales representatives and maintain controls over access to and distribution of our technology, software, and other proprietary information.

From time to time, we have faced claims by third parties that our products or technologies infringe their patents or other intellectual property rights. We do not conduct exhaustive patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.

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

For reasons of quality assurance, scarcity or cost effectiveness, certain components and raw materials used in the manufacturing of our products, as well as certain services utilized in the delivery of our solutions, are available only from a limited number of suppliers or from a sole source supplier. We work with our suppliers to develop contingency plans intended to assure continuity of supply while maintaining high quality and reliability, and in some cases, we have established long-term supply contracts with our suppliers. Due to the nature of certain raw materials, purchased components and services, we may not be able to quickly establish additional or replacement sources for certain components, materials or services. In the event that we are unable to obtain sufficient quantities of raw materials or components or unable to obtain sufficient access to the services needed to deliver our solutions on commercially reasonable terms or in a timely manner, our ability to manufacture and deliver our products and services on a timely and cost-competitive basis may be compromised, which may have a material adverse effect on our business, financial condition and results of operations. During the year ended December 31, 2023, we continued to experience delays in the availability and delivery of certain raw material components. We also experienced increased raw material costs. We are continuing to monitor global developments, including the impact of inflation, and are prepared to implement actions that we determine to be necessary to sustain our business.

Working Capital and Seasonality

We hold significant inventory to support our customers and provide prompt delivery of finished goods. As a consequence, we expend substantial working capital in advance of receipt of customer orders. We expect to increase our inventory substantially as we ramp up production during the first and second quarters of 2024 in order to generate a targeted amount of inventory of maritime satellite connectivity and satellite television terminals to meet anticipated demand, as we will then cease substantially all manufacturing activity at the Middletown facility by the end of the second quarter of 2024.

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

Competition

We encounter intense competition in the markets we serve, and we expect the intensity of competition to continue to increase in the future. Many of our primary competitors are large, well-established companies, many have substantially greater financial, managerial, technical, marketing, operational, and other resources than we do, and others have entered the markets with significantly disruptive new technology and services.

In the marine market for high-speed Internet, voice, fax, and data services, we compete primarily with Inmarsat, Marlink, Speedcast, Viasat and Network Innovations. More recently, SpaceX's Starlink has emerged as a significant competitor with flat-

panel, electronically steered array (ESA) terminals and its new LEO network. Other LEO services, such as Eutelsat OneWeb, are also entering the market. In addition, we face some competition from providers of low-speed data services, which include Inmarsat and Iridium Satellite LLC.

In the marine market for voice, fax, data, and Internet communications equipment, we compete primarily with Intellian and Cobham SATCOM with regard to parabolic antennas. The emergence of ESA terminals from companies like Starlink has significantly increased competitive pressure on traditional parabolic antennas.

In the markets for media content, we compete primarily with Swank Motion Pictures, Baze Technology, and Newspapersdirect Inc.

In the marine market for satellite TV equipment, we compete primarily with Intellian, Cobham SATCOM and Raymarine (Intellian made). Traditional satellite TV products and services in the marine market also face pressure from the rising use of streaming services, which are more practical in marine applications following the launch of high-speed, lower-cost LEO services.

In the market for land mobile satellite TV equipment, we compete primarily with King Controls and Winegard Company as well as with Starlink and streaming services.

In the markets for airtime services, the principal competitive factors are price, geographic coverage, data speed, and value-added services. In the markets for media content, the principal competitive factors are price, license rights, and distribution. In the markets for mobile satellite connectivity products, the principal competitive factors are price, product size, features, design, performance, and reliability. As noted above, as a result of increased competition, we are winding down our product manufacturing operations. We currently expect to continue to offer our products into 2025 as part of our plan to gradually transition customers to third-party hardware.

In our markets for airtime services and media content, we believe that we compete favorably with respect to a majority of these factors based on our existing products and services, our new vendor relationships and services such as our agreement with Eutelsat OneWeb, and our expanding suite of integrated solutions with advanced network and bandwidth management. However, there can be no assurance that we will continue to do so.

Research and Development

Focused, efficient investments in research and development are important to our future growth and competitive position in the marketplace. Our research and development efforts are directly related to timely development of new and enhanced services and related products that are central to our core business strategy and our ability to drive profitable and sustainable growth. The industries in which we compete are subject to rapid technological developments, evolving industry standards, changes in customer requirements, and new service and product introductions and enhancements. As a result, our success depends in part upon our ability, on a cost-effective and timely basis, to continue to enhance our existing services and to develop and introduce new products and services that improve performance and meet customers’ operational and cost requirements. Our current research and development activities relate to cellular product and service development, enhancing our VSAT product lines with new features desired by our customers, and integrating available and emerging non-geostationary satellite orbit (NGSO) products and services, specifically Starlink and OneWeb, into our overall maritime offering.

Government Regulation

Our manufacturing operations are subject to various laws governing the protection of the environment and our employees. These laws and regulations are subject to change, and any such change may require us to improve our technologies, incur expenditures, or both, in order to comply with such laws and regulations.

We are also subject to the laws and regulations of the U.S. and foreign jurisdictions in which we offer and sell our satellite communication products and services, including those of the European Union, Brazil, Norway, Singapore, Japan and India. Many of the countries where our customers use our products and services have licensing and regulatory requirements for the importation and use of satellite communications and reception equipment, including the use of such equipment in territorial waters, the transmission of satellite signals on certain radio frequencies, the transmission of VoIP services using such equipment, and, in some cases, the reception of certain video programming services. In the U.S., many of these matters are regulated by the Federal Communications Commission.

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

KVH Team Demographics

KVH team members are essential to the success of KVH. We had 345 team members as of December 31, 2023, including full-time employees, part-time employees, and long-term contractors. The figures in this section provide information as of December 31, 2023. In February 2024, we announced a planned headcount reduction of 75 employees, which we expect to complete by the end of the second quarter of 2024.

KVH Team Member Headcount
Category	Number at December 31, 2023	Number After February 2024 Reduction in Force
Full-Time Employees	325	252
Part-Time Employees	13	11
Long-term Contractors	7	7
Total	345	270

Our team members are directly responsible for the creation, development, manufacture, marketing, sale, repair and support of our products and services. Because we sell and support our products globally, we have a globally distributed workforce to manufacture products in the U.S. and support our customers in the U.S. and internationally:

KVH Team Member Headcount
Country	Number at December 31, 2023	Number After February 2024 Reduction in Force
United States	182	112
Philippines	61	61
United Kingdom	49	49
Denmark	12	10
Singapore	12	12
India	10	9
Norway	5	3
Greece	3	3
Brazil	2	2
Hong Kong	2	2
Cyprus	1	1
Germany	1	1
Italy	1	1
Japan	1	1
Netherlands	1	1
Poland	1	1
South Africa	1	1
Total	345	270

Approximately 61 team members, or 18%, are directly involved in supporting our technology in positions such as engineers, technicians, or software developers. Of the 61 team members, 19 were impacted by the previously mentioned headcount reduction.

Employee Engagement

We believe we generally have strong relationships with our workforce. We do not yet know the long-term impact of our recent workforce reduction on employee morale. In 2023, our global turnover rate was 12%, including voluntary and involuntary separations. Among our 41 key executive leaders and most critical individual technology contributors, our turnover rate was 5% in 2023.

The average length of employee service is 10.5 years. The continuity of our employee base is important to the success of our business, as our employees have deep knowledge of our products and are critical to the services that we provide to our customers.

Inclusion and Diversity

KVH strives to recruit and retain a diverse and inclusive workforce. We believe this approach enables better business decisions, enhanced product development, and superior customer service. Our diversity and inclusion principles are also reflected in our employee training, in particular with respect to our policies against harassment in the workplace.

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
•All U.S. employees are eligible for health insurance, paid and unpaid leaves, a retirement plan and life and disability/accident coverage, subject to applicable regulations. Benefits for international employees vary by country.

Health and Safety

We are committed to protecting the health and safety of our employees and others who enter our facilities. In 2023, KVH’s Occupational Safety and Health Administration (OSHA) total recordable incident rate was 2.2%, which is favorable compared to the 2023 OSHA national average of 2.9%.

We are committed to continued improvements to our safety, health, and wellness programs to meet our employees’ needs, which we believe are critical to attract and retain talent. We believe that creating a safe and supportive workplace is vital to our success.

KVH Team Member Recruitment

We work diligently to attract the best available talent from a diverse range of sources to meet the current and future demands of our business. We have established relationships with major universities, professional associations, and industry groups to proactively attract talent. In 2023, we hired 11 professional level team members.

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

We recorded substantial losses from continuing operations in each of the last four fiscal years (notwithstanding the income we recognized in 2022 from the sale of the inertial navigation business and in 2021 from the forgiveness of the PPP Loan). Although our continuing operations were profitable in the fourth quarter of 2022 and second quarter of 2023, we may incur losses in the future as we face increasingly stiff competition and as we increase satellite capacity to handle our growing subscriber base. Recent inflation in the prices of goods and services, including wages, has hampered our ability to improve profitability. In order to maintain and improve our competitive position, generate revenue and achieve sustained profitability, we must grow our airtime subscriber base, reduce our bandwidth costs, and continue to introduce new and improved solutions. Our inability to accomplish any of these goals could have a material adverse effect on our revenues, profitability and cash flow, and we cannot assure you when, or whether, we will regain sustained profitability.

Fluctuations in our quarterly net sales and results of operations could depress the market price of our common stock.

Our quarterly net sales and results of operations could continue to vary significantly for various reasons, many of which are outside our control. For example, product sales declined 48% in the fourth quarter of 2023 compared to the fourth quarter of 2022. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Our net sales or results of operations in a quarter may fall below the expectations of securities analysts or investors. If this occurs, the market price of our common stock could fall significantly. Our results of operations can fluctuate for many reasons, including changes in demand for our products and services; delays in order fulfillment, including as a result of shortages of components and raw materials; the mix of products and services we sell, including the mix of fixed rate and metered contracts for airtime services; our ability to manufacture, test and deliver products in a timely and cost-effective manner; the timing of new service and product introductions by us or our competitors; the scope and success of our investments in research and development; expenses incurred in pursuing acquisitions and investments; expenses incurred in expanding, maintaining, or improving our global HTS network; market and competitive pricing pressures; unanticipated charges or expenses, such as the aggregate $6.0 million impairment charges to goodwill and long-lived assets we recorded in the third quarter of 2023; the $5.2 million charge related to the inventory write-down, the $3.6 million provision for excess purchase order obligations and the $2.1 million charge for the discontinuation of a project for implementing a new manufacturing-centric accounting system that we recorded in the fourth quarter of 2023; expenses incurred in responding to stockholder activism; general economic climate; seasonality of pleasure boat and recreational vehicle usage; and the impact of supply chain disruptions.

A large portion of our expenses, including expenses for network infrastructure, facilities, equipment, and personnel, are relatively fixed. If our net sales decline or do not grow as we anticipate, we may be unable to maintain or improve our operating margins. Any failure to achieve anticipated net sales could therefore significantly harm our operating results.

A material increase in sales of third-party airtime services and products could reduce our gross margins and our profitability.

The gross margin percentage from our VSAT airtime services in most cases significantly exceeds the gross margin percentage from other third-party products and airtime services. To the extent that the mix of airtime services we sell shifts away from VSAT services, our gross profit dollars may decline, perhaps materially, if we are unable to significantly increase revenue on non-VSAT airtime services, which will reduce our profitability.

Risks related to our operations

Our planned transition to reliance on third-party hardware products may be unsuccessful.

In February 2024, we announced a staged wind-down of our product manufacturing operations, which was driven by reduced demand for our hardware products in the face of intensifying competition. We plan to discontinue our capital-intensive manufacturing activities by the end of the second quarter of 2024 and concentrate instead on growing sales of our multi-orbit, multi-channel, integrated communications solutions, including a transition to rely increasingly, and eventually exclusively, on third-party hardware compatible with our solutions. This multi-year strategy entails significant risks, including the loss of competitive differentiation as a leading manufacturer of award-winning products, the potentially irreversible loss of manufacturing expertise and know-how, increased dependence on third-party manufacturers and suppliers, the loss of control over technological innovations and improvements, significantly lower profit margins on third-party product resales, potential technological incompatibility with third-party hardware, potential additional significant provisions for excess and obsolete inventory and other charges, unanticipated expenses, and increased competition for service customers from product manufacturers. If we were to experience a resurgence in demand for our current products, we may be unable to restart internal production or to engage a third party to reliably manufacture and deliver them on time and at an affordable cost. Accordingly, this strategic transition entails meaningful execution risk, particularly in light of our recently announced reduction-in-force and the resulting loss of experienced employees. The failure to implement a successful transition to a new business model based upon third-party hardware would have a material adverse effect on our business, revenues and results of operations.

Our future success will depend in part on the services of our executive officers and key employees.

The Company's future success depends to a significant degree on the skills and efforts of our executive officers and key employees. Our executive officers and key employees are at-will employees, competition is intense for senior management, and they could terminate their employment with us at any time. We do not maintain key-person life insurance on any of our personnel. Accordingly, the loss of one or more of our executive officers or key employees could have a material adverse effect on our business.

If we cannot effectively manage changes in our business and continue to attract and retain skilled personnel, our business may suffer.

If we cannot adjust expenses in response to changes in our operations, our results of operations may be harmed. For example, the relatively fixed costs associated with our manufacturing operations prevented us from reducing those costs quickly in response to recent, rapid reductions in demand, resulting in negative product margins. To manage changes in our business effectively, we must, among other things, successfully complete the wind-down of our manufacturing operations, including correctly estimating the number of units to produce; secure appropriate satellite capacity to match demand for airtime services; manage our inventory more effectively, particularly in light of the substantial provision for excess and obsolete inventory that we recorded in the fourth quarter of 2023; effectively manage our working capital; ensure robust cybersecurity protection of

Company and customer data and systems; and ensure that our procedures and internal controls are revised and updated to remain effective for our smaller workforce and the reduced size and scale of our business operations.

We are highly dependent on qualified personnel at all levels, including our senior management team and other key technical, operational, managerial and sales and marketing personnel, each of whom would be difficult to replace. Our current reduction-in-force increases our dependence on continuing personnel. If we fail to retain and attract the necessary personnel, we may be unable to achieve our business objectives and may lose our competitive position, which could lead to a significant decline in net sales. The current job market for personnel is very competitive, resulting in increased compensation. We face challenges retaining our personnel and attracting new personnel to fulfill our unmet needs, particularly in light of our recent reductions-in-force. Replacing key personnel may be difficult and may take an extended period of time because of the limited number of individuals with the skills and experience to execute our business strategy. We may be unable to identify or employ qualified personnel for any such position on acceptable terms, if at all. We may also need to pay higher compensation than we expect, which would make it more difficult to achieve our goal of sustained profitability.

Future strategic activities could disrupt our business and affect our results of operations.

In response to increasing competitive pressure, we may take additional measures intended to increase profitability and align our business more closely with our current strategic and financial objectives, including engagement with new suppliers, further modifications to our manufacturing arrangements and other cost-reduction efforts. For example, in February 2024 we announced a staged wind-down of our manufacturing operations and a related reduction-in-force of 75 employees, as a result of which we have incurred or expect to incur aggregate charges of approximately $14.2 million, consisting of a $5.2 million non-cash charge related to the inventory write-down, a $3.6 million provision for excess purchase order obligations, approximately $3.3 million of severance charges, and $2.1 million charge for the discontinuation of a project for implementing a new manufacturing-centric accounting system. We may also choose to dispose of assets or make strategic divestitures, such as the sale of our inertial navigation business in August 2022. These efforts may not succeed in improving profitability. Any of these changes could be disruptive to our business and could result in significant expense, including losses on any asset disposition or divestiture, accounting charges for any inventory or technology-related write-offs or any workforce reduction costs, such as those described in earlier risk factors. We could incur significant transaction costs, including for potential transactions that do not proceed. Substantial expense or charges resulting from restructuring activities, dispositions of assets or divestitures could adversely affect our results of operations and use of cash in the periods in which we take these actions. Any disposition of assets or divestiture could also result in the retention of liabilities and expenses that are not assumed by the buyer or the loss of operating income from the divested assets or operations, either of which could negatively impact profitability after any divestiture.

We must generate a certain level of service sales in order to maintain or improve our service gross margins.

As a result of our global satellite network infrastructure, we incur certain costs that generally do not vary directly in proportion to the volume of service sales, and we have limited ability to reduce these fixed costs. The cost of our HTS network has increased significantly each year as we have expanded our network to accommodate additional subscriber demand and/or coverage areas. If service sales, including through our AgilePlans subscription model, do not generate the level of revenue that we expect or if those revenues decline, our service gross margins would likely decline. The failure to improve our global HTS service gross margins and unit or subscriber sales would have a material adverse effect on our overall profitability.

Our ability to compete in the maritime airtime services market will be impaired if we are unable to provide sufficient service capacity to meet customer demand.

We currently offer our global HTS VSAT service in the Americas, Europe, the Middle East, Africa, Asia-Pacific, Indian, and Australian and New Zealand waters. We may need to expand capacity in existing coverage areas to support our subscriber base. If we are unable to reach economical agreements with third-party satellite providers to support our global satellite services and its technology or if transponder capacity is unavailable to meet growing demand in a given region, our ability to provide airtime services will be at risk and could reduce the attractiveness of our products and services.

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

We are winding down our single manufacturing facility, and any significant disruption to this facility in the near term will impair our ability to deliver our products.

We manufacture all of our products at our manufacturing facility in Middletown, Rhode Island, and we have begun to wind down our manufacturing operations at that facility. We currently plan to cease manufacturing products by the end of the second quarter of 2024. Some of our production processes are complex, and we may be unable to respond rapidly to the loss of the use of our production facility. For example, we use some specialized equipment that may take time to replace if it is damaged or becomes unusable for any reason. In that event, shipments would be delayed, which could result in customer or dealer dissatisfaction, loss of sales and damage to our reputation. In light of the wind-down, we may elect to halt production rather than to incur significant expenses to repair or replace manufacturing equipment, which may limit our production and accelerate the loss of product sales.

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

Risks related to our industry

Increasingly intense competition may limit our ability to sell our products and services.

The mobile connectivity market is intensely competitive, and we expect the intensity of competition to continue to increase in the future. We may not be able to compete successfully against current and future competitors, which would impair our ability to sell our products and services. Competition continued to intensify significantly in 2023, both from companies that seek to compete primarily on price as well as new, emerging NGSO services, such as Starlink and OneWeb, as well as future LEO services such as Kuiper, Telesat, and others. These companies may continue to implement price reductions and discounts for both products and services, which have required us to reduce our prices or offer discounts in an effort to maintain or increase our market share. The majority of our customers have no long-term commitment and can switch providers without penalty. For example, AgilePlan customers are on month-to-month agreements, and our agreement with the U.S. Coast Guard, a significant government customer, is structured as an indefinite delivery/indefinite quantity contract. The U.S. Coast Guard has advised us that it intends to transition its primary satellite service relationship on the vessels we currently serve to Starlink, as a result of which we currently anticipate a material decline in revenue from the Coast Guard starting in the second quarter of 2024. Current and future competitors have greater financial resources than we do, enabling them to operate at lower margins to gain market share. We believe increased competition contributed materially to the decrease in our product sales in 2023, including unit sales of our VSAT products, and we expect that this trend will continue in future periods.

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

The Starlink LEO service continues to adversely impact our business, particularly within the global leisure segment. A significant number of leisure customers have adopted Starlink systems for both two-way communications as well as streaming, which has impacted both our VSAT Broadband and TracVision businesses. Although our leisure business accounts for less than 15% of our total revenue, competition from Starlink adversely impacted our commercial business as well, particularly our growth in that segment. While we have historically grown the total number of our subscribers in sequential quarters, in the third and fourth quarters of 2023 the total number of our subscribers declined one percent and four percent, respectively, as a result of the net churn in our leisure business and the slower net growth in our commercial business. If this trend continues and we are unable to develop a competitive alternative, it could have a material adverse effect on our revenue, profitability, and cash flow.

In the marine market for high-speed Internet, voice, fax, and data services, we compete primarily with Inmarsat, Marlink, Speedcast, Viasat, and Network Innovations, along with smaller, single-hub regional services. Additionally, we are facing meaningful competition from new NGSO networks such as SpaceX’s Starlink and OneWeb. We also face competition from providers of low-speed data services, which include Inmarsat and Iridium Satellite LLC. In the marine market for satellite TV equipment, we compete primarily with Intellian, Cobham SATCOM and Raymarine (Intellian-made). In the marine market for two-way communications equipment, we compete primarily with Intellian and Cobham SATCOM. In the market for land mobile satellite TV equipment, we compete primarily with King Controls and Winegard Company. In the markets for media content, the KVH Media Group competes primarily with Swank Motion Pictures, Baze Technology, and NewspaperDirect, Inc. Many of our competitors are well-established companies that have substantially greater financial, managerial, technical, marketing, personnel, and other resources than we do, which may help them to compete more effectively against us.

We depend on sole or limited source suppliers, and any disruption in supply could impair our ability to deliver our products on time or at expected cost.

We obtain many key components for our products from third-party suppliers, and in some cases we use a single or a limited number of suppliers. Any interruption in supply could impair our ability to deliver our products until we identify and qualify a new source of supply, which could take several weeks, months or longer and could increase our costs significantly. For example, the global chip shortage and supply chain constraints resulting from the COVID-19 pandemic adversely impacted our ability to deliver products in a timely manner and increased our cost of sales due to rising prices for materials. We estimate that raw material costs exceeded our expectations by approximately $0.8 million in 2023. We may not be able to pass along any of these cost increases to our customers, and customers may not wait for our products to become available. These disruptions in our supply chain could worsen, which could delay delivery of our products and services and adversely affect our revenue and results of operations. Suppliers might change or discontinue key components, which could require us to modify our product designs or cease production. In general, we do not have written long-term supply agreements with our suppliers but instead buy components through purchase orders, which expose us to potential price increases and termination of supply without notice or recourse. We generally do not carry significant inventories of product components, which could magnify the impact of the loss of a supplier. If we must use a new source of supply, we could face unexpected manufacturing difficulties and loss of product performance or reliability. In addition, lead times for certain components can increase significantly due to imbalances in overall market supply and demand. This, in turn, could limit our ability to satisfy demand for our products and could result in the cancellation of customer orders.

Changes in the competitive environment, customer demand, supply chain issues, and the transition to new products may require inventory write-downs.

From time to time, we have recorded significant inventory charges and/or inventory write-offs as a result of substantial declines in customer demand. For example, in 2023, we recorded a $5.2 million inventory write-down charge and a $3.6 million charge for excess purchase order obligations, both relating to the reduced demand for our hardware products, which has led to the staged wind-down of our manufacturing activities at our facility in Middletown, Rhode Island in 2024. Market or competitive changes, such as a continuation of the decline in demand for our TracVision products that we experienced in 2023, could lead to future charges for excess or obsolete inventory, especially if we are unable to appropriately adjust the supply of material from our vendors, as we were unable to do in 2023.

Risks related to our dependence on third parties and third-party technology

Our mobile satellite communications solutions currently depend on third-party satellite services, gateway teleports and terrestrial networks provided by third parties, and a disruption in those services could adversely affect sales.

Our mobile satellite communications solutions utilize third-party satellite services. We do not own the satellites that provide two-way satellite communications or the terrestrial networks that interconnect our facilities with the satellite teleports that communicate with the satellites. Intelsat and Sky Perfect-JSAT currently provide the satellite capacity to support our global high-throughput satellite (HTS) broadband service, our TracNet H-series and TracPhone V-HTS series products and third-party products compatible with our services. Vodafone currently provides the 5G/LTE services used by our TracNet H-series terminals and compatible third-party products to provide cellular service in 150+ countries. Starlink provides the data services for Starlink LEO services, while Eutelsat OneWeb will provide the data connectivity for OneWeb LEO service, which we anticipate providing for maritime use in the second quarter of 2024. We rely on Inmarsat for satellite communications services for our FleetBroadband-compatible and FleetOne-compatible products. We also have an arrangement with Iridium for additional satellite communications services that we make available to our customers as a backup option to provide communications redundancy with our primary service offerings.

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

We currently offer satellite television solutions compatible with the DIRECTV and DISH Network services in the United States, the Bell TV service in Canada, the Sky Mexico service in Mexico, the Sky UK service in the United Kingdom, Canal+ service in France and Movistar service in Spain, and other regional satellite TV services in other parts of the world.

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

If customers become dissatisfied with the pricing, service, availability, programming or other aspects of any of these satellite services, or if any one or more of these services becomes unavailable for any reason, we could suffer a substantial decline in sales of the satellite products or services we offer. There may be no alternative satellite service provider available to us in a particular geographic area, and the modem or other technology our customers use may not be compatible with the technology of any alternative service provider that may be available. Even if available, delays caused by switching our systems to another service provider, if available, and qualifying this new service provider could materially harm our customer relationships, business, financial condition, and operating results. In addition, the unexpected failure of a satellite could disrupt the availability of programming and services, which could reduce the demand for, or customer satisfaction with, the products and services we offer.

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

Risks related to economic conditions and trade relations

Our revenues, results of operations and financial condition may be adversely impacted by economic turmoil, war, political instability, declines in consumer and enterprise spending.

Economic and political conditions in the geographic markets we serve have experienced significant turmoil over the last several years, including a potential global recession, slow economic activity, war and refugee crises in the Middle East and Europe, tight credit markets, inflation and deflation concerns, increased interest rates, low consumer confidence, limited capital spending, adverse business conditions, terrorist attacks, changes in government priorities, trade wars, anti-globalization movements, efforts to combat climate change, restrictions on commercial fishing, a government shutdown, gridlock from a divided Congress, and liquidity concerns. These factors vary in intensity by region. For example, the war in the Middle East has resulted in periodic disruptions to global shipping, which could intensify and result in significant delays in shipments of products or supplies, materially increased shipping costs and loss of revenues. We cannot predict the timing, duration, or ultimate impact of turmoil on our markets or our suppliers. We expect our business would be adversely impacted by any significant turmoil, to varying degrees and for varying amounts of time, in all our geographic markets.

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

We face significant exposure to movements in exchange rates for foreign currencies, particularly the pound sterling and the euro. For example, during 2022, the U.S. dollar strengthened against certain foreign currencies, which adversely affected revenues reported in U.S. dollars and decreased the reported value of our assets in foreign countries. Conversely, the U.S. dollar weakened against certain foreign currencies during 2023. We also have intragroup receivables and liabilities, such as loans, that can generate significant foreign currency effects. Changes in exchange rates, particularly the U.S. dollar against the pound sterling, could lead to the recognition of unrealized foreign exchange losses.

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

Risks related to intellectual property and technological innovation

Our research and development efforts may be unsuccessful. If we are unable to improve our existing solutions and develop new, innovative solutions, our sales and market share may decline.

The market for mobile connectivity solutions is characterized by rapid technological change, frequent new product innovations, changes in customer requirements and expectations, and evolving industry standards. For example, we are facing competition from new LEO networks such as SpaceX’s Starlink and OneWeb. If we fail to make innovations in our existing products and services and reduce the costs of our products and services, our market share will likely decline. Products or services using new technologies, or emerging industry standards, could render our products and services obsolete. If our competitors successfully introduce new or enhanced products or services that outperform our products or services, or are perceived as doing so, we may be unable to compete successfully in the markets affected by these changes.

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

Our ability to compete depends in part upon our patents, copyrights, source code, and other proprietary technology. The steps we have taken to protect our technology may be inadequate to prevent others from using what we regard as our technology to compete with us. Our patents will eventually expire and could be challenged, invalidated or circumvented. Customers or others with access to our proprietary or licensed media content could copy that content without permission or otherwise violate the terms of our customer agreements, which would adversely affect our revenues and could impair our relationships with content providers. In addition, the laws of some foreign countries do not protect our proprietary technology to the same extent as the laws of the United States, which could increase the likelihood of misappropriation. Any misappropriation of our technology could seriously harm our competitive position, which could lead to a substantial reduction in net sales. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome, disruptive and expensive. The proceedings could distract the attention of management, and we may not prevail.

Claims by others that we infringe their intellectual property rights could harm our business and financial condition.

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. We cannot be certain that our products and services do not and will not infringe issued patents, patents that may be issued in the future, or other intellectual property rights of others.

Risks related to government regulation

Our international operations complicate our business and require us to comply with multiple regulatory environments.

Historically, sales to customers outside the United States have accounted for an increasingly significant portion of our net sales. We derived 68% and 63% of our revenues from continuing operations in the years ended December 31, 2023 and 2022, respectively, from sales to these foreign customers. We have foreign offices in Denmark, the United Kingdom, Singapore, Japan, Norway and the Philippines, as well as a subsidiary in Brazil that manages local sales. Nonetheless, substantially all of our operations and a significant number of our personnel are located in the United States. Our limited international operations may impair our ability to compete successfully in international markets and to meet the service and support needs of our customers in countries where we have little to no infrastructure. Risks associated with our international business activities may increase our costs and require significant management attention. These risks include restrictions on international travel, which may restrict our ability to grow and service our business; international shipping delays; tariffs; sanctions or other trade restrictions that preclude or restrict doing business with particular foreign governments, companies or individuals; technical challenges we may face in adapting our solutions to function with different satellite services and technology in use in various regions around the world; satisfaction of international regulatory requirements and delays and costs associated with procurement of any necessary licenses or permits; the potential unavailability of content licenses covering international waters and foreign locations; increased costs of providing customer support in multiple languages; increased costs of managing operations that are international in scope; potentially adverse tax consequences, including restrictions on the repatriation of earnings; protectionist laws and business practices that favor local competitors, which could slow our growth in international markets; potentially longer sales cycles; potentially longer accounts receivable payment cycles and difficulties in collecting accounts receivable; and economic and political instability in some international markets.

We could incur additional legal compliance costs associated with our international operations and could become subject to legal penalties if we do not comply with certain regulations.

Our international operations subject us to a number of legal requirements, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and the customs, export, trade sanctions and anti-boycott laws of the United States, including those administered by the U.S. Customs and Border Protection, the Bureau of Industry and Security, the Department of Commerce, the Department of State, and the Office of Foreign Assets Control of the Treasury Department, as well as those of other nations. In addition, many of the countries where our customers use our products and services have licensing and regulatory requirements for the importation and use of satellite communications and reception equipment, including the use of such equipment in territorial waters, the transmission of satellite signals on certain radio frequencies, the transmission of VoIP services using such equipment and the reception of certain video programming services. These laws and regulations are continually changing, making compliance complex. We incur significant costs identifying and maintaining compliance with applicable licensing and regulatory requirements. Our training and compliance programs and our other internal control policies may be insufficient to protect us from acts committed by our employees, agents or third-party contractors. Any violation of these requirements by us or our employees, agents or third-party contractors may subject us to significant criminal and civil liability. Further, many of our commercial suppliers of satellite transmission capacity impose contractual obligations on us that permit them to suspend or terminate their provision of satellite services to support our network if we fail to maintain compliance with these laws and regulations. The loss of access to satellite capacity would materially and adversely affect our maritime communications service.

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

Our stock price has historically been volatile. During the period from January 1, 2018 to December 31, 2023, the trading price of our common stock ranged from $4.30 to $15.29. Many factors may cause our stock price to fluctuate, including variations in quarterly results; the introduction of new products and services by us or our competitors; adverse business developments; reductions-in-force; changes in estimates of our performance or recommendations by securities analysts; the hiring or departure of key personnel; acquisitions or strategic alliances involving us or our competitors; market conditions in our industry; and the global macroeconomic and geopolitical environment. Broad market fluctuations may adversely affect our stock price. When the market price of a company’s stock drops significantly, stockholders often institute securities litigation against that company. Any such litigation could cause us to incur significant expenses defending against the claim, divert the time and attention of our management and result in significant damages.

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 1C.	Cybersecurity

We have established procedures to assess, identify, and manage material risks from cybersecurity threats and have integrated those procedures into our overall risk management systems and processes.

We have implemented a written information security program ("WISP") to create administrative, technical and physical safeguards at KVH for the protection of confidential information of KVH and its employees and customers and other third parties. The WISP sets forth our procedures for evaluating our electronic and physical methods of collecting, storing, accessing, using, transmitting, and protecting confidential information, including personal information, as defined by federal and state law. We have utilized the National Institute of Standards and Technology’s Cybersecurity Framework (NIST CSF) as a baseline for the WISP procedures in addition to General Data Protection Regulation (GDPR) standards. In addition to our data privacy policy, the WISP policy defines how sensitive and private data are protected. Under our procedures, we perform an annual risk assessment to identify and prioritize key cybersecurity risks, and we update this assessment when we receive information about material new cybersecurity risks. Once we identify material cybersecurity risks, we seek to identify and implement prevention measures. Current prevention measures include, among other things, to the extent we determine to be appropriate for our information systems in light of our financial, personnel and other resources, restricted physical access, restricted systems access, multi-factor authentication, software solutions such as intrusion detection systems, anti-virus, anti-malware, e-mail filtering and quarantining programs, routine system maintenance and updates, backup and recovery systems, routine employee cybersecurity training and testing, and quarterly internal audits. The measures we take may be inadequate to protect us from cybersecurity risks. See “Item 1A. Risk Factors – Risks related to our dependence on third parties and third-party technology – Cybersecurity breaches could disrupt our operations, expose us to liability, damage our reputation, and require us to incur significant costs or otherwise adversely affect our financial results."

We obtain cybersecurity threat intelligence information from law enforcement reports and our cybersecurity operations providers and communicate this information to relevant stakeholders within the organization. We employ third-party cybersecurity operations providers to monitor cybersecurity events and provide rapid responses to any critical events. In addition, we employ contractual provisions to require our third-party information service providers to implement and maintain appropriate security measures over the information we entrust to them. Because of the relatively small size of our information technology workforce, we have limited internal cybersecurity expertise and monitoring capabilities; accordingly, we seek to augment our internal capabilities by engaging larger, well-known third-party service providers with significantly greater cybersecurity capabilities than we possess. Because we rely on their greater expertise, our ability to identify and remediate weaknesses or vulnerabilities in the services they provide is necessarily limited. We have not engaged third parties to assess our cybersecurity defenses or to audit our cybersecurity program, nor have we conducted direct or indirect technical evaluations of the information systems that our third-party service providers use.

Our Information Security Officer ("ISO") is responsible for implementing, supervising and maintaining the WISP, including the implementation of prevention measures. The ISO reports directly to the Chief Technology Officer, who is also our Chief Information Security Officer (“CISO”). The CISO establishes the company-wide system security plan and defines the parameters of users’ access privileges. The CISO has worked in information technology and communications services for over 30 years, starting as a contractor at the Defense Advanced Research Projects Agency of the Department of Defense, managing the design and operation of the DARPA IT network, as the Network Operations Manager. At DARPA, the CISO oversaw the desktop computers, servers, local area networks, and Internet access, including edge security from 1992 to 1998. Since then, the CISO has managed customer network integrations for commercial satellite services at Hughes and at KVH. The CISO also developed a managed security service offering at KVH based on Fortinet technology.

We have also implemented an Incident Response Plan (“IRP”), which provides a set of guidelines on the appropriate responsive actions to take in the event of a cybersecurity incident, depending on the particular facts and circumstances of the incident.

The audit committee assists the Board of Directors in overseeing our cybersecurity program. Both the Board of Directors and the audit committee receive regular reports regarding material cybersecurity developments. In the case of a security incident, the ISO will report the incident directly to the Chief Executive Officer, Chief Technology Officer, Chief Financial Officer and Senior Vice President, General Counsel & Compliance Officer. The breach will then be communicated to the audit committee dependent on the materiality of the incident.

Aside from our general efforts to protect ourselves from global cybersecurity threats, for the period covered by this annual report, management has not identified any risks from cybersecurity threats or cybersecurity incidents that we believe have had a material effect, or that are reasonably likely to have a material effect, on our business strategy, results of operations or financial condition. However, we cannot provide any assurance that they will not be materially affected by such threats or incidents in the future.

ITEM 2.	Properties
The following table provides information about our principal facilities as of December 31, 2023.

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

Stockholders. As of March 1, 2024, we had 58 holders of record of our common stock. This number does not include stockholders for whom shares were held by a nominee or in “street” name.

Dividends. We have never declared or paid cash dividends on our capital stock, and we have no plan to pay any cash dividends in the foreseeable future. We currently intend to retain any future earnings to finance our operations and future growth.

Issuer Purchases of Equity Securities. In January 2023, we repurchased 23,415 shares of common stock to satisfy specific tax withholding obligations arising from accelerated vesting of executive stock grants for an aggregate purchase price of $0.2 million, or $10.22 per share.

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

Overview

We are a leading global provider of innovative and technology-driven connectivity solutions to primarily maritime commercial, leisure, and military/government customers. We provide global high-speed Internet and Voice over Internet Protocol (VoIP) services via satellite to mobile users at sea and on land. We are also a leading provider of commercially licensed entertainment, including news, sports, music, and movies, to commercial customers in the maritime and hotel markets, along with supplemental value-added cybersecurity, email, and crew internet services.

We generate revenues in the United States and various international locations, including primarily Singapore, Canada, South American countries, European Union countries and other European countries, and countries in Africa, the Middle East and Asia/Pacific, including India. Sales to customers outside the United States accounted for 68% and 63% of our consolidated net revenues for 2023 and 2022, respectively.

We generate a substantial majority of our revenues from sales of satellite Internet airtime services. We provide, for monthly fixed fees and per-usage fees, satellite connectivity encompassing broadband Internet, data and VoIP services, to customers via our global HTS network. Sales of our global HTS airtime services accounted for 81% and 75% of our consolidated net sales for 2023 and 2022, respectively. In mid-2022, we launched our KVH ONE hybrid network, which integrates global satellite service with KVH-provided cellular service in more than 150 countries, along with shore-based Wi-Fi access. Revenue from our cellular airtime service has increasingly supplemented, and we expect will continue to supplement, our satellite-only airtime revenue. In addition, we earn monthly usage fees from sales of third-party satellite connectivity for VoIP, data and Internet services to our Inmarsat, Iridium, and Starlink customers who choose to activate their subscriptions with us. We expect to earn usage fees from OneWeb service upon the launch of that service in 2024. We also generate service revenue from product repairs and extended warranty sales.

Our service sales also include the distribution of entertainment, including news, sports, music, and movies, to commercial customers in the maritime, hotel, and retail markets through KVH Media Group, along with supplemental value-added services. Sales of content services accounted for 3% and 4% of our consolidated net revenues for 2023 and 2022, respectively.

Historically, we have also offered satellite communications products, but these products have represented a declining percentage of our revenues in recent years. Our satellite-only and hybrid products enable marine customers to receive data,

VoIP, and value-added services via satellite, cellular, and shore-based Wi-Fi networks onboard commercial, leisure, and military/government vessels. In addition, our in-motion television terminals permit customers to receive live digital television via regional satellite services in marine vessels, recreational vehicles, buses and automobiles. We sell our products through an extensive international network of dealers and distributors. We also sell and lease products to service providers and end users. Product sales accounted for 13% and 19% of our consolidated net sales for 2023 and 2022, respectively.

In February 2024, we announced a staged wind-down of our product manufacturing operations at our Middletown, Rhode Island location. The wind-down was driven by reduced demand for our hardware products in the face of intensifying competition in the third and fourth quarters of 2023. We concluded that we should discontinue our capital-intensive manufacturing activities and concentrate our efforts on growing sales of our multi-orbit, multi-channel, integrated communications solutions. We expect that we will continue our product manufacturing activities in order to generate a targeted amount of inventory of maritime satellite connectivity and satellite television terminals to meet anticipated demand and that we will cease substantially all manufacturing activity by the end of the second quarter of 2024. We expect to continue to facilitate customer transition to third-party hardware products compatible with our mobile satellite communications services. We also plan to continue to conduct maintenance, service, warehousing, shipping and receiving activities at the Middletown location.

As part of the restructuring, we expect to reduce our headcount by approximately 75 employees, or approximately 20% of our total workforce as of the time we announced the restructuring. Approximately one-third of the employee terminations have been completed, and the remaining terminations are expected to be completed by the end of the second quarter of 2024. We expect to incur aggregate severance charges of approximately $3.3 million, consisting of approximately $3.0 million of cash charges and approximately $0.3 million of non-cash charges arising from pre-existing contractual obligations to accelerate vesting of certain outstanding equity compensation awards.

In the fourth quarter of 2023, we also recorded a $2.1 million charge related to the write-off of certain costs for a new accounting system intended for use in connection with our manufacturing operations.

Our marine leisure business has been highly seasonal, and seasonality can also impact our commercial marine business. Temporary suspensions of our airtime services typically increase in the third and fourth quarters of each year as boats are placed out of service during the winter months. Historically, we have generated the majority of our marine leisure product revenues during the first and second quarters of each year, and these revenues typically decline in the third and fourth quarters of each year, compared to the first two quarters.

Impairment Charge

During the year ended December 31, 2023, aggregate impairment charges of $6.0 million were taken against goodwill and long-lived assets for the Mobile Broadband reporting unit and the KVH Media Group reporting unit. The $6.0 million impairment charges were driven by the significant decline in our stock price that followed the August 9, 2023 announcement of our financial results for the second quarter of 2023. Under applicable accounting rules, this circumstance required us to evaluate our goodwill and long-lived assets for impairment. Given the sustained decline in the market value of our outstanding equity and the uncertain impact of ongoing competition, we concluded that this impairment charge was appropriate as of September 30, 2023. Please see Note 8 of our accompanying financial statements for further information.

Excess and Obsolete Inventory and Excess Purchase Orders

In 2023, we recorded a $5.2 million charge related to the inventory write-down and a $3.6 million charge for excess purchase order obligations, both relating to the reduced demand for our hardware products, which has led to the staged wind-down of our manufacturing activities at our facility in Middletown, Rhode Island noted above. Please see Note 15 of our accompanying financial statements for additional details surrounding the wind-down of our manufacturing activities.

Supply Chain

During 2022 and 2023, we continued to experience delays in the availability and delivery of certain raw material components. We also experienced increased raw material costs. We are continuing to monitor global developments, including the impact of inflation, and are prepared to implement actions that we determine to be necessary to sustain our business.

Dispositions

On August 9, 2022, we sold our inertial navigation business to EMCORE Corporation for net proceeds of $54.9 million, less specified deductions. We also agreed to provide certain transition services for six months following the sale with two extension options of three months each. We received both fixed monthly fees of approximately $0.1 million as well as variable amounts for certain additional services with escalation increases on the fixed and variable rates for each extension option. We did not have any continuing involvement in these operations other than short-term transition services, which were recorded as an offset to general and administrative expenses in continuing operations. We determined that the sale met the requirements for reporting as discontinued operations in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) 205-20. Please see Notes 1 and 14 of our accompanying audited consolidated financial statements for further information.

On April 29, 2022, we sold KVH Media Group Entertainment Limited for net cash proceeds of $2.4 million. This transaction did not meet the criteria for reporting as discontinued operations under ASC 205-20. We recorded a gain on the sale of approximately $0.6 million, which is recorded in other income, net in the accompanying consolidated statements of operations. See Note 8 to our accompanying audited consolidated financial statements for the reduction of goodwill and intangibles associated with the KVH Media Group reporting unit as it relates to the sale of this subsidiary.

Management Transition and Restructurings

On March 7, 2022, we announced the retirement of our President and Chief Executive Officer, Martin Kits van Heyningen. We negotiated a separation and consulting agreement with Mr. Kits van Heyningen, pursuant to which we provided a separation payment, consulting fees and health insurance coverage, as well as reimbursement of certain professional and advisory fees. We incurred aggregate costs relating to the separation agreement of $0.5 million.

In March 2022, we also restructured our operations to reduce costs and pursue a more focused strategy. We reduced our workforce by approximately 10% and began incurring reduced expenses from these actions beginning in the second quarter of 2022. Approximately $2.2 million of severance payments, other employee benefits, and legal and advisory fees were incurred in connection with this restructuring for the year ended December 31, 2022. We did not incur any additional expenses associated with this restructuring for the year ended December 31, 2023. We also modified impacted employee's stock option and restricted stock awards.

During the third quarter of 2022, we restructured our foreign operations by closing our India and Cyprus offices and our Denmark warehouse to reduce costs. Approximately $0.4 million of severance payments, other employee benefits, and legal and advisory fees were incurred in connection with this restructuring for the year ended December 31, 2022. We did not incur any additional expenses associated with this restructuring for the year ended December 31, 2023.

Executive Employment Agreements

In May 2022, we entered into executive employment agreements with each of Brent C. Bruun, Roger A. Kuebel, Felise Feingold and Robert Balog in order to retain their services and provide them with certain termination and change of control benefits. The terms of the agreements are substantially identical except as to title, salary, target bonus and reporting responsibilities. In October 2022, we entered into an amendment to the agreement with Mr. Bruun. Pursuant to these agreements, Messrs. Kuebel and Balog and Ms. Feingold earned aggregate retention bonuses of $0.7 million by remaining employed with us through December 31, 2022, and Mr. Bruun earned a retention bonus of $0.4 million by remaining employed with us through December 31, 2023. On December 31, 2022, all four executives also became entitled to one year of accelerated vesting of their outstanding equity awards.

Results of Operations
The following table provides, for the periods indicated, certain financial data relating to our continuing operations expressed as a percentage of net sales:

	Year Ended December 31,
	2023	2022
Sales:
Product	13.4%	19.3%
Service	86.6	80.7
Net sales	100.0	100.0
Costs and expenses:
Costs of product sales	22.0	18.1
Costs of service sales	49.4	44.0
Research and development	7.1	7.5
Sales, marketing and support	15.8	16.7
General and administrative	14.3	17.8
Goodwill impairment charge	4.0	—
Long-lived assets impairment charge	0.5	—
Total costs and expenses	113.1	104.1
Loss from operations	(13.1)	(4.1)
Interest income	2.8	1.1
Interest expense	—	—
Other (expense) income, net	(1.1)	0.6
Loss from continuing operations before income taxes expense	(11.4)	(2.4)
Income tax expense from continuing operations	0.2	0.4
Net loss from continuing operations	(11.6)%	(2.8)%

Years ended December 31, 2023 and 2022

Our net sales for 2023 and 2022 were as follows:

			Change
	Year Ended December 31,		2023 vs. 2022
	2023	2022	$	%
	(in thousands)
Product sales	$17,757	$26,842	$(9,085)	(34)%
Service sales	114,622	111,908	2,714	2%
Net sales	132,379	138,750	(6,371)	(5)%

Net sales decreased by $6.4 million, or 5%, in 2023 as compared to 2022. Product sales decreased by $9.1 million, or 34%, to $17.8 million in 2023 from $26.8 million in 2022. The decrease in product sales was primarily the result of a $6.2 million decrease in TracVision product sales and a $4.2 million decrease in VSAT Broadband product sales, partially offset by a $1.7 million increase in Starlink product sales. The decline in product sales was primarily due to a decrease in unit sales volume, particularly in our global leisure segment. Competition from low-cost alternatives to VSAT, which include streaming capabilities, has had a significant impact on sales of both TracVision and VSAT Broadband products in the leisure segment.

Service sales increased by $2.7 million, or 2%, to $114.6 million in 2023 from $111.9 million in 2022. The increase was primarily due to a $3.9 million increase in our VSAT service sales driven by an increase in average subscribers, partially offset by a $1.0 million decrease in our content services sales, primarily driven by the sale of a subsidiary in April 2022. While service sales grew in 2023, alternative solutions offered by recent LEO entrants have heightened competition in the global leisure segment, and in commercial and government markets. As a result, service sales declined in the fourth quarter of 2023.

In the first quarter of 2024, the U.S. Coast Guard, which accounted for approximately $11 million of our service sales in 2023, advised us that it intends to transition its primary satellite service relationship on the vessels we currently serve to Starlink. We are in the process of negotiating a revision to our contract with the Coast Guard to continue our service as a backup system, but we are unable to anticipate the final outcome. Because our current agreement is structured as an indefinite delivery/indefinite quantity contract, the Coast Guard can modify the terms of future deliveries at any time and in any amount. As a result of these developments, we currently anticipate a material decline in revenue from the Coast Guard starting in the second quarter of 2024.

Costs of Sales

Costs of sales consists of costs of product sales and costs of service sales. Costs of sales increased by $8.3 million, or 10%, in 2023 to $94.5 million from $86.3 million in 2022. The increase in costs of sales was driven by a $4.3 million increase in costs of service sales and a $4.0 million increase in costs of product sales. As a percentage of net sales, costs of sales were 71% and 62% for 2023 and 2022, respectively.

Our costs of product sales consist primarily of materials, manufacturing overhead, and direct labor used to produce our products. For 2023, costs of product sales increased by $4.0 million, or 16%, to $29.1 million from $25.2 million in 2022, primarily due a $6.8 million increase in various manufacturing and other unabsorbed expenses, $3.6 million of excess purchase order obligations, a $1.7 million increase in Starlink cost of product sales and a $0.3 million increase in accessories cost of product sales, partially offset by a $4.7 million decrease in TracVision cost of product sales and a $3.3 million decrease in VSAT Broadband cost of product sales. The manufacturing and other unabsorbed costs included a $6.6 million inventory write-down, as well as lower unit volume, resulting in less absorption of overhead. The excess purchase order obligations relate to unconditional purchase orders outstanding as of December 31, 2023 that we determined, in connection with the preparation of our audited financial statements for 2023, would exceed our anticipated needs. Please see Note 15 to our accompanying audited financial statements for further information. As a percentage of product sales, costs of product sales were 164% and 94% for 2023 and 2022, respectively. Cost of product sales increased as a percentage of product sales primarily due to the increase in the excess and obsolescence reserve, the write-down of inventory, excess purchase order obligations and $0.8 million of higher unit component costs.

Our costs of service sales consist primarily of satellite service capacity, depreciation, service network overhead expense associated with our global HTS network infrastructure, direct network service labor, Iridium and Inmarsat service costs, product installation costs, media materials and distribution costs, and service repair materials. For 2023, costs of service sales increased by $4.3 million, or 7%, to $65.4 million from $61.1 million in 2022. Costs of service sales increase primarily due to a $4.4 million increase in VSAT Broadband airtime costs of service sales. The increase in airtime cost of sales is primarily related to capacity increases to support growth in our airtime subscriber base. This was partially offset by a $0.3 million decrease in content services cost of service sales, primarily driven by the sale of a subsidiary in April 2022. As a percentage of service sales, costs of service sales were 57% and 55% for 2023 and 2022, respectively.

Operating Expenses

Research and development expense consists of direct labor, materials, external consultants, and related overhead costs that support our internally funded product development and product sustaining engineering activities. Research and development expense for 2023 decreased by $1.0 million, or 9%, to $9.4 million from $10.4 million in 2022. The decrease in research and development expense resulted primarily from a $0.8 million decrease in salaries, benefits and taxes driven by the reduction in our workforce in March 2022. As a percentage of net sales, research and development expense was 7% and 8% in 2023 and 2022, respectively.

Sales, marketing, and support expense consists primarily of salaries and related expenses for sales and marketing personnel, commissions for both in-house and third-party representatives, costs related to the co-development of certain content, other sales and marketing support costs such as advertising, literature and promotional materials, product service personnel and support costs, warranty-related costs and bad debt expense. Sales, marketing and support expense also includes the operating expenses of our sales office subsidiaries in Denmark, Singapore, Brazil, and Japan. Sales, marketing, and support expense decreased by $2.3 million, or 10%, to $20.9 million in 2023 from $23.2 million in 2022. The decrease in sales, marketing and support expense resulted primarily from a $2.9 million decrease in salaries, benefits and taxes driven by the reduction in our workforce in March 2022 and a $0.7 million decrease in external commission expense, partially offset by a $0.9 million increase in facilities expense and a $0.2 million increase in travel expense. As a percentage of net sales, sales, marketing and support expense was 16% and 17% in 2023 and 2022, respectively.

General and administrative expense consists of costs attributable to management, finance and accounting, information technology, human resources, certain outside professional services, and other administrative costs. General and administrative expense for 2023 decreased by $5.8 million, or 23%, to $18.9 million from $24.7 million for 2022. The decrease in general and administrative expense resulted primarily from a $5.7 million decrease in salaries, benefits and taxes driven by the reduction in our workforce in March 2022, as well as a reduction in expenses related to the separation and retirement of our former President and Chief Executive Officer in March 2022. There was also a $0.6 million decrease in recruiting expense, which was driven by professional fees incurred during 2022 associated with the search for a new Chief Executive Officer and replacements for two departed members of our board of directors. Lastly, there was a $0.5 million decrease in facilities expense, a $0.5 million decrease in depreciation and amortization expense, a $0.3 million decrease in software license expense and a $0.3 million decrease in bank fees. Partially offsetting these items were a $2.1 million charge for the discontinuation of a project for implementing a new manufacturing-centric accounting system and a $0.3 million reduction in reimbursements made by EMCORE for expenses incurred under the transition services agreement relating to the sale of the inertial navigation business in 2022. As a percentage of net sales, general and administrative expense was 14% and 18% for 2023 and 2022, respectively.

Interest and Other (Expense) Income, Net

Interest income represents interest earned on our cash and cash equivalents, as well as from investments and our sale-type lease receivables. Interest income increased by $2.1 million to $3.6 million from $1.5 million for 2022. Of the current period interest income of $3.6 million, $3.0 million is attributable to interest earned on cash and cash equivalents, while the remaining $0.6 million was attributable to interest from lease receivables. Other (expense) income, net changed to other expense, net of $1.4 million for 2023 from other income, net of $0.8 million for 2022 primarily due to the $0.7 million gain on sale of KVH Media Group Entertainment Limited in 2022, a $0.6 million increase in foreign exchange losses from our UK operations, a $0.5 million increase in the loss on disposal of fixed assets, and a $0.3 million loss in 2023 on an unfavorable future contract.

Income Tax Expense

Income tax expense for 2023 and 2022 was $0.3 million and $0.5 million, respectively, and related to taxes on income earned in foreign jurisdictions.

The effective tax rate from continuing operations for 2023 and 2022 was (2.1)% and (15.8)%, respectively. For 2023 and 2022, the effective tax rates from continuing operations differed from the statutory tax rate primarily due to our maintaining a valuation allowance reserve on our U.S. deferred tax assets, impairment of goodwill, discrete tax adjustments and the composition of income from foreign jurisdictions taxed at lower rates.

Discontinued Operations

On August 9, 2022, we sold our inertial navigation business for net proceeds of $54.9 million, less specified deductions. We determined that the sale met the requirements for reporting as discontinued operations in accordance with ASC 205-20. Accordingly, we have classified the results of the inertial navigation business as discontinued operations for all prior periods presented. Please see Notes 1 and 14 to our accompanying audited consolidated financial statements for further information. Results for discontinued operations are as follows:

Year Ended December 31,
2022
(dollar in thousands)
Sales from discontinued operations	$16,721
Gain on sale of discontinued operations before tax expense	$30,763
Income from discontinued operations, net of tax	$28,025

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure at the date of our financial statements. Our significant accounting policies are summarized in Note 1 to our accompanying audited consolidated financial statements. Critical accounting estimates are those estimates made that involve a significant level of estimation uncertainty and have had or are reasonably likely to have an impact on our statement of operations. We believe that our accounting estimates for goodwill, intangible assets, and other long-lived assets are the only estimates critical to an understanding and evaluation of our financial results for 2023, as discussed below.

Goodwill, Intangible Assets, and other Long-Lived Assets

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

Please see Note 8 of our accompanying financial statements for further discussion.

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

We believe that our primary long-term capital requirements relate to AgilePlans revenue-generating assets, as well as servicing and repaying our satellite service capacity and equipment lease obligations. At December 31, 2023, we had outstanding non-cancellable satellite service capacity and other lease obligations with future minimum payments of $82.5 million.

As of December 31, 2023, we had $69.8 million in cash, cash equivalents, and marketable securities, of which $3.7 million in cash equivalents was held in local currencies by our foreign subsidiaries. Our foreign subsidiaries held no marketable securities as of December 31, 2023. As of December 31, 2023, we had $93.8 million in working capital.

Operating Activities

Operating activities provided $2.5 million of net cash in 2023 and provided $8.9 million of net cash in 2022, a decrease in net cash provided by operating activities of $6.4 million. The $6.4 million decrease in net cash provided by operations was primarily the result of a $39.5 million increase in net loss and a $27.0 million increase in cash outflows related to accounts payable. Partially offsetting these items were a change of $37.9 million related to non-cash items, driven by the $30.8 million gain on sale of the inertial navigation business in 2022 and the $6.0 million impairment of goodwill and long-lived assets, a $12.2 million decrease in cash outflows relating to inventories, a $8.4 million decrease in cash outflows relating to accrued compensation, product warranty and other expenses, a $1.2 million increase in cash inflows relating to accounts receivable, and a $0.8 million increase in cash inflows related to deferred revenue.

Investing Activities

Net cash used in investing activities for 2023 was $14.7 million as compared to net cash provided by investing activities of $0.4 million for 2022. The $15.1 million increase in net cash used in investing activities was primarily the result of a $55.0 million decrease in proceeds from the sale of the inertial navigation business, a decrease of $2.4 million in proceeds from the sale of KVH Media Group Entertainment Limited and a $1.2 million increase in cash paid for acquisition of intangible assets, partially offset by a $39.8 million decrease in net investment in marketable securities and a $3.8 million decrease in capital expenditures.

Financing Activities

Net cash provided by financing activities for 2023 was $2.3 million as compared to net cash provided by financing activities in 2022 of $0.7 million. The $1.6 million increase in net cash provided by financing activities is primarily attributable to a $1.6 million increase in cash inflows relating to proceeds from the exercise of stock options and purchases under our employee stock purchase plan and a $0.2 million decrease in cash outflows related to the payment of finance leases, partially offset by a $0.2 million increase in cash outflows related to the repurchase of common stock to satisfy specific tax withholding obligations arising from accelerated vesting of executive stock grants.

Other Matters

We intend to continue to invest in our global HTS network on a worldwide basis. From time to time we have entered into multi-year agreements to lease satellite capacity, and we have also purchased numerous satellite hubs to support the added capacity. These transactions can involve millions of dollars.

Off-Balance Sheet Arrangements

As of December 31, 2023, we had certain satellite service capacity obligations that are not considered operating or financing leases under ASC 842. As of that date, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, cash requirements or capital resources. Please see Note 5 to our accompanying audited consolidated financial statements for additional information on our satellite service capacity obligations.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 and concluded that it was effective.

Our independent registered public accounting firm, Grant Thornton LLP, has issued a report regarding the effectiveness of our internal control over financial reporting as of December 31, 2023, and that report is included in Item 9A in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated changes in our internal control over financial reporting that occurred during the fourth quarter of 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
KVH Industries, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of KVH Industries, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated March 15, 2024 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Hartford, Connecticut
March 15, 2024

ITEM 9B.	Other Information

During the fourth quarter of 2023, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as those terms are defined in Item 408(a)(1) of Regulation S-K), including any amendment or modification of the amount, price, or timing of the purchase or sale of securities under such an existing trading arrangement.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for our 2024 annual meeting of stockholders, which we expect to file before 120 days after the end of fiscal 2023. We incorporate the information required in Part III of this annual report by reference to our 2024 proxy statement.

ITEM 10.	Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is incorporated by reference to our 2024 proxy statement.

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

ITEM 11.	Executive Compensation

The information required by this item is incorporated by reference to our 2024 proxy statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our 2024 proxy statement.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to our 2024 proxy statement.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our 2024 proxy statement.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
2.1	Asset Purchase Agreement dated as of August 9, 2022 by and between KVH Industries, Inc., EMCORE Corporation and Delta Acquisition Sub, Inc.		8-K	August 10, 2022	2.1
3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1
3.2	Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock of KVH Industries, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock		8-A	August 19, 2022	3.1
3.3	Amended and Restated Bylaws		10-Q	November 1, 2017	3.2
4.1	Specimen certificate for the common stock		10-K	March 2, 2018	4.1
4.2	Description of Capital Stock	X
*10.1	Amended and Restated 1996 Employee Stock Purchase Plan		DEF 14A	April 25, 2016	App. B
*10.2	KVH Industries, Inc. Amended and Restated 2016 Equity and Incentive Plan, as amended		DEF 14A	May 2, 2022	App. A
*10.3	Form of Incentive Stock Option Agreement granted under the 2016 Equity and Incentive Plan		10-K	March 9, 2017	10.5
*10.4	Form of Non-Statutory Stock Option Agreement granted under the 2016 Equity and Incentive Plan		10-K	March 9, 2017	10.6
*10.5	Form of Restricted Stock Agreement granted under the 2016 Equity and Incentive Plan		10-K	March 9, 2017	10.7
*10.6	Policy Regarding Automatic Grants to Non-Employee Directors	X

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
*10.7	Executive Employment Agreement dated as of May 2, 2022 between KVH Industries, Inc. and Brent C. Bruun		10-Q	August 9, 2022	10.1
*10.8	Amendment No. 1 dated as of October 11, 2022 to Executive Employment Agreement between KVH Industries, Inc. and Brent C. Bruun		10-Q	December 6, 2022	10.8
*10.9	Executive Employment Agreement dated as of May 2, 2022 between KVH Industries, Inc. and Roger A. Kuebel		10-Q	August 9, 2022	10.2
*10.10	Executive Employment Agreement dated as of May 2, 2022 between KVH Industries, Inc. and Felise B. Feingold		10-Q	August 9, 2022	10.3
*10.11	Executive Employment Agreement dated as of May 9, 2022 between KVH Industries, Inc. and Robert J. Balog		10-Q	August 9, 2022	10.4
*10.12	Cooperation Agreement, dated as of February 3, 2023, by and among KVH Industries, Inc., Black Diamond Capital Management, L.L.C., Stephen H. Deckoff and the Investor Group Designees (as defined therein)		8-K	February 3, 2023	10.1
*10.13	Form of Indemnification Agreement for directors and executive officers	X
97.1	KVH Compensation Recovery Policy	X
21.1	List of Subsidiaries	X
23.1	Consent of Grant Thornton LLP	X
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X
32.1	Rule 1350 certification	X
101.1	Interactive Data File regarding (a) our Consolidated Balance Sheets as of December 31, 2023 and 2022, (b) our Consolidated Statements of Operations for the years ended December 31, 2023 and 2022, (c) our Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2023 and 2022, (d) our Consolidated Statements of Stockholders' Equity for the years ended December 31, 2023 and 2022, (e) our Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022, and (e) the Notes to such Consolidated Financial Statements	X
104.1	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

*    Management contract or compensatory plan.

ITEM 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KVH Industries, Inc.

Date: March 15, 2024	By:	/S/ BRENT C. BRUUN
Brent C. Bruun President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/S/ BRENT C. BRUUN	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2024
Brent C. Bruun

/S/ ROGER A. KUEBEL	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2024
Roger A. Kuebel

/S/ DAVID M. TOLLEY	Chairman of the Board of Directors	March 15, 2024
David M. Tolley

/S/ STEPHEN H. DECKOFF	Director	March 15, 2024
Stephen H. Deckoff

/S/ CIELO M. HERNANDEZ	Director	March 15, 2024
Cielo M. Hernandez

/S/ DAVID B. KAGAN	Director	March 15, 2024
David B. Kagan

/S/ CATHY-ANN MARTINE-DOLECKI	Director	March 15, 2024
Cathy-Ann Martine-Dolecki

/S/ CHARLES R. TRIMBLE	Director	March 15, 2024
Charles R. Trimble

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
KVH Industries, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of KVH Industries, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 15, 2024 expressed an unqualified opinion.

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

Impairment analysis for the mobile broadband asset group

As described further in notes 1 and 8 to the financial statements, long-lived assets, which include finite-lived intangible assets and property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. In the third quarter of 2023, management identified indicators of potential impairment of its mobile broadband (MBB) asset group. As a result, management performed an impairment analysis for its MBB asset group and concluded that the carrying value of the MBB asset group can be recovered through the future undiscounted cash flows expected from the use and eventual disposition of the asset group. We identified the impairment analysis for the MBB asset group as a critical audit matter.

The principal consideration for our determination that the impairment analysis for the MBB asset group is a critical audit matter is that the analysis requires management to use significant inputs and assumptions in developing the MBB asset group’s future undiscounted cash flows, including but not limited to revenue growth rates, cost projections, and disposition values of assets within the asset group. Evaluating the reasonableness of these inputs and assumptions requires significant auditor judgment.

Our audit procedures related to the impairment analysis for the MBB asset group included the following, among others:

•We tested the design and operating effectiveness of relevant controls, including controls over management’s identification of indicators of impairment and determination of inputs and assumptions used to develop the asset group’s future undiscounted cash flows.

•We evaluated the reasonableness of the inputs and assumptions used to develop the asset group’s future undiscounted cash flows by comparing them to historical amounts, and industry and economic trends and by tracing them to underlying source information.

•We performed sensitivity analyses around the inputs and assumptions underlying management’s impairment analysis.

•We involved valuation professionals, with specialized skills and knowledge, to assist in assessing the reasonableness of the undiscounted cash flow model used in the impairment analysis.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2014.

Hartford, Connecticut
March 15, 2024

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2023	2022 (revised)
ASSETS
Current assets:
Cash and cash equivalents	$11,294	$21,056
Marketable securities	58,477	55,680
Accounts receivable, net of allowance for credit losses of $1,168 and $1,268 as of December 31, 2023 & December 31, 2022, respectively	25,670	27,427
Inventories	19,046	22,730
Prepaid expenses and other current assets	4,331	3,067
Total current assets	118,818	129,960
Property and equipment, net	47,680	53,118
Intangible assets, net	1,194	404
Goodwill	—	5,308
Right of use assets	1,068	2,168
Other non-current assets	3,618	5,037
Deferred income tax asset	256	259
Total assets	$172,634	$196,254
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,780	$20,449
Accrued airtime	5,508	2,108
Accrued compensation and employee-related expenses	4,466	7,621
Accrued loss on future firm purchase commitments	3,569	—
Accrued other	2,588	2,126
Accrued product warranty costs	828	1,287
Deferred revenue	1,774	1,365
Current operating lease liability	786	1,532
Liability for uncertain tax positions	673	637
Total current liabilities	24,972	37,125
Long-term operating lease liability	289	636
Deferred income tax liability	1	55
Total liabilities	$25,262	$37,816
Commitments and contingencies (Notes 1, 5, 12 and 13)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares, 21,066,899 and 20,631,152 shares issued at December 31, 2023 and December 31, 2022, respectively; and 19,610,790 and 19,198,458 shares outstanding at December 31, 2023 and December 31, 2022, respectively	211	206
Additional paid-in capital	165,140	160,475
(Accumulated deficit) retained earnings	(1,704)	13,718
Accumulated other comprehensive loss	(4,185)	(4,110)
	159,462	170,289
Less: treasury stock at cost, common stock, 1,456,109 and 1,432,694 shares as of December 31, 2023 and December 31, 2022, respectively	(12,090)	(11,851)
Total stockholders’ equity	147,372	158,438
Total liabilities and stockholders’ equity	$172,634	$196,254
See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022 (revised)
Sales:
Product	$17,757	$26,842
Service	114,622	111,908
Net sales	132,379	138,750
Costs and expenses:
Costs of product sales	29,149	25,158
Costs of service sales	65,362	61,094
Research and development	9,399	10,369
Sales, marketing and support	20,925	23,198
General and administrative	18,899	24,656
Goodwill impairment charge	5,333	—
Long-lived assets impairment charge	657	—
Total costs and expenses	149,724	144,475
Loss from operations	(17,345)	(5,725)
Interest income	3,646	1,507
Interest expense	1	3
Other (expense) income, net	(1,404)	772
Loss from continuing operations before income tax expense	(15,104)	(3,449)
Income tax expense from continuing operations	318	546
Net loss from continuing operations	(15,422)	(3,995)
Income from discontinued operations, net of tax	—	28,025
Net (loss) income	$(15,422)	$24,030

Net loss from continuing operations per common share
Basic	$(0.81)	$(0.21)
Diluted	$(0.81)	$(0.21)
Net income from discontinued operations per common share
Basic	$0.00	$1.50
Diluted	$0.00	$1.50
Net (loss) income per common share
Basic	$(0.81)	$1.29
Diluted	$(0.81)	$1.29

Weighted average number of shares outstanding:
Basic	19,130	18,632
Diluted	19,130	18,632
See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year Ended December 31,
	2023	2022 (revised)
Net (loss) income	$(15,422)	$24,030
Other comprehensive loss, net of tax:
Unrealized income (loss) on available-for-sale securities	12	(12)
Foreign currency translation adjustment	(87)	(689)
Other comprehensive loss, net of tax (1)	(75)	(701)
Total comprehensive (loss) income	$(15,497)	$23,329
(1) Tax impact was nominal for all periods.
See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss (revised)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021 (revised)	20,343	$203	$156,199	$(10,312)	$(3,409)	(1,433)	$(11,851)	$130,830
Net income (revised)	—	—	—	24,030	—	—	—	24,030
Other comprehensive loss	—	—	—	—	(701)	—	—	(701)
Taxes for net share settlement of options	—	—	(131)	—	—	—	—	(131)
Stock-based compensation	—	—	3,424	—	—	—	—	3,424
Issuance of common stock under employee stock purchase plan	41	—	308	—	—	—	—	308
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	247	3	675	—	—	—	—	678
Balance at December 31, 2022 (revised)	20,631	$206	$160,475	$13,718	$(4,110)	(1,433)	$(11,851)	$158,438
Net loss	—	—	—	(15,422)	—	—	—	(15,422)
Other comprehensive loss	—	—	—	—	(75)	—	—	(75)
Stock-based compensation	—	—	2,078	—	—	—	—	2,078
Issuance of common stock under employee stock purchase plan	17	—	123	—	—	—	—	123
Acquisition of treasury stock	—	—	—	—	—	(23)	(239)	(239)
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	419	5	2,464	—	—	—	—	2,469
Balance at December 31, 2023	21,067	$211	$165,140	$(1,704)	$(4,185)	(1,456)	$(12,090)	$147,372
See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022 (revised)
Cash flows from operating activities:
Net (loss) income	$(15,422)	$24,030
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for credit losses	64	221
Depreciation and amortization	13,438	14,030
Impairment charge to goodwill and long-lived assets	5,990	—
Deferred income taxes	(51)	(363)
Loss on disposals of fixed assets	2,476	471
Compensation expense related to stock-based awards and employee stock purchase plan	2,078	3,424
Unrealized currency translation gain	(179)	(399)
Gain on sale of KVH Media Group Entertainment Limited	—	(682)
Gain on sale of inertial navigation business	—	(30,763)
Changes in operating assets and liabilities:
Accounts receivable	1,719	506
Inventories	3,686	(8,493)
Prepaid expenses, other current assets, and current contract assets	(1,231)	(1,083)
Other non-current assets and non-current contract assets	1,425	1,660
Accounts payable	(15,648)	11,364
Deferred revenue	377	(452)
Accrued compensation, product warranty and other	3,808	(4,578)
Net cash provided by operating activities	$2,530	$8,893
Cash flows from investing activities:
Capital expenditures	(10,633)	(14,390)
Cash paid for acquisition of intangible assets	(1,296)	(54)
Proceeds from the sale of KVH Media Group Entertainment Limited, net of cash sold	—	2,378
Proceeds from the sale of inertial navigation business	—	55,000
Purchases of marketable securities	(18,207)	(55,723)
Maturities and sales of marketable securities	15,422	13,164
Net cash (used in) provided by investing activities	$(14,714)	$375
Cash flows from financing activities:
Proceeds from stock options exercised and employee stock purchase plan	2,604	972
Repurchase of treasury stock	(239)	—
Payment of finance lease	(22)	(264)
Net cash provided by financing activities	$2,343	$708
Effect of exchange rate changes on cash and cash equivalents	79	(296)
Net (decrease) increase in cash and cash equivalents	(9,762)	9,680
Cash and cash equivalents at beginning of period	21,056	11,376
Cash and cash equivalents at end of period	$11,294	$21,056
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$22	$312
Changes in accrued other and accounts payable related to property and equipment additions	$22	$49
Right of use assets (ROU) assets arising from entering into new operating lease obligations	$466	$1,089
See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022
(in thousands, except per share amounts)

(1)Summary of Significant Accounting Policies

(a)Revision for Correction of Immaterial Errors

KVH Industries, Inc. (together with its subsidiaries, the Company or KVH) corrected for errors that were immaterial to its previously reported consolidated financial statements for the year ended December 31, 2022. These errors were identified in connection with the preparation of the financial statements for the year ended December 31, 2023, and related primarily to the adoption and implementation of Accounting Standards Codification (“ASC”) No. 606, Revenue from Contracts with Customers (“ASC 606”) on January 1, 2018, specifically the assessment of performance obligations associated with the sales of antennas and airtime-related equipment. The Company evaluated the materiality of these errors both qualitatively and quantitatively in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and determined that the effect of these corrections was not material to the previously issued financial statements. Therefore, the amounts in the previous period have been revised to reflect the correction of these errors. Additionally, the Company revised its stockholder’s equity as of January 1, 2022, to correct these errors as of the beginning of the earliest year presented in these consolidated financial statements, resulting in a $1.9 million increase in stockholder's equity from the previously reported amount of $129.0 million to the corrected amount of $130.8 million. There was no significant impact from these revisions on income taxes or earnings per share. The consolidated Statement of Stockholders’ Equity for the year ended December 31, 2022 has also been revised to include the changes to net income as noted below.

The following table presents the effect of the error correction on the Company’s consolidated balance sheet as of December 31, 2022:

	As of December 31, 2022
	As Reported	Adjustment	As Corrected
Current contract assets	$1,243	$(1,243)	$—
Total current assets	131,203	(1,243)	129,960
Non-current contract assets	3,033	(3,033)	—
Total assets	200,530	(4,276)	196,254
Contract liabilities	3,108	(1,743)	1,365
Total current liabilities	38,868	(1,743)	37,125
Long-term contract liabilities	4,315	(4,315)	—
Total liabilities	43,874	(6,058)	37,816
Retained earnings (accumulated deficit)	11,936	1,782	13,718
Total stockholders’ equity	156,656	1,782	158,438
Total liabilities and stockholders’ equity	200,530	(4,276)	196,254

The following table presents the effect of the error corrections on the consolidated statement of income for the year ended December 31, 2022:

	Year Ended December 31, 2022
	As Reported	Adjustment	As Corrected
Net sales	$138,878	$(128)	$138,750
Cost of product sales	25,184	(26)	25,158
Sales, marketing and support	23,229	(31)	23,198
Net loss from continuing operations	(3,924)	(71)	(3,995)
Net income (loss)	24,101	(71)	24,030

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2023 and 2022
(in thousands, except per share amounts)
The following table presents the effect of the error corrections on the consolidated statement of cash flows for the year ended December 31, 2022:

	Year Ended December 31, 2022
	As Reported	Adjustment	As Corrected
Net income (loss)	$24,101	$(71)	$24,030
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Prepaid expenses, other current assets, and current contract assets	(1,096)	13	(1,083)
Other non-current assets and non-current contract assets	1,731	(71)	1,660
Contract liabilities and long-term contract liabilities	(580)	128	(452)
Net cash provided by operating activities	8,894	(1)	8,893
Effect of exchange rate changes on cash and cash equivalents	(297)	1	(296)

The impact of these error corrections on relevant quarterly financial information is presented in Note 16 to these consolidated financial statements.

(b)Description of Business

KVH designs, develops, manufactures and markets mobile connectivity services and products for the marine and land markets.

KVH’s service sales primarily represent revenue earned from satellite Internet airtime services. KVH provides, for monthly fixed and per-usage fees, satellite connectivity encompassing broadband Internet and VoIP services, to its TracNet H-series and TracPhone V-HTS series customers via KVH’s global high-throughput satellite (HTS) network. Revenue from our cellular airtime service increasingly supplements KVH’s satellite-only airtime revenue following the July 2022 launch of the KVH ONE hybrid network and TracNet H-series terminals. This service and product combination integrates global satellite service with KVH-provided cellular service in more than 150 countries, along with shore-based Wi-Fi access. The May 2023 introduction of the KVH ONE OpenNet Program expanded access to KVH's global HTS network and airtime services to non-KVH terminals for the first time.

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

KVH’s satellite-only and hybrid products enable marine customers to receive data, Voice over Internet Protocol (VoIP), and value-added services via satellite, cellular, and shore-based Wi-Fi networks onboard commercial, leisure, and military/

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2023 and 2022
(in thousands, except per share amounts)
government vessels. In addition, the Company’s in-motion television terminals permit customers to receive live digital television via regional satellite services in marine vessels, recreational vehicles, buses and automobiles. KVH sells its products through an extensive international network of dealers and distributors. KVH also sells and leases products to service providers and end users.

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

In February 2024, the Company announced a staged wind-down of its product manufacturing operations at its Middletown, Rhode Island location. The Company expects that it will continue its product manufacturing activities in order to generate a targeted amount of inventory of maritime satellite connectivity and satellite television terminals to meet anticipated demand and that it will cease substantially all manufacturing activity by the end of the second quarter of 2024. The Company expects to continue to facilitate customer transition to third-party hardware products compatible with its mobile satellite communications services. Please see Note 15 for additional details surrounding the wind-down of the Company's manufacturing activities.

On August 9, 2022, the Company sold its inertial navigation business to EMCORE Corporation for net proceeds of $54,904, less specified deductions. On August 9, 2022, the Company also entered into a Transition Services Agreement with EMCORE, pursuant to which the Company agreed to provide certain transition services to support the continued operation of the inertial navigation business for six months following the sale with two extension options of three months each. The fee comprised both fixed monthly fees of approximately $100 as well as variable amounts for certain additional services with escalation increases on the fixed and variable rates for each extension option. The Company did not have any continuing involvement in these operations other than the transition services, which were recorded as an offset to general and administrative expenses in continuing operations. As of December 31, 2023, the Company is no longer providing transition services. For the years ended December 31, 2023 and 2022, the Company recognized an offset to general and administrative expenses associated with the Transition Services Agreement of $710 and $923, respectively. The Company determined that the sale met the requirements for reporting as discontinued operations in accordance with Accounting Standards Codification (ASC) 205-20. Please see Note 14 for the discontinued operations disclosures. As a result of the sale of its inertial navigation business, the Company operates as one reportable segment.

(c)Principles of Consolidation

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

The 2022 consolidated financial statements reflect the sale of the inertial navigation business as discontinued operations. See Note 14 for further information on the sale of the inertial navigation business.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2023 and 2022
(in thousands, except per share amounts)
(d)Significant Estimates and Assumptions and Other Significant Non-Recurring Transactions

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

CEO Executive Employment Agreement

In May 2022, the Company entered into an executive employment agreement with Brent C. Bruun in order to retain his services and provide him with certain benefits in the event that the Company terminated his employment without cause (as defined in the agreement) or Mr. Bruun terminated his employment for good reason (as defined in the agreement) (either such termination, a “Qualifying Termination”), including following a change in control. The agreement provided that, if Mr. Bruun continued to serve as an employee through December 31, 2022 (the “Retention Date”), the Company would pay him a retention bonus equal to 75% of his base salary on the agreement date, and the Company would accelerate the vesting of his equity awards that would otherwise have vested in the twelve months after the Retention Date.

In October 2022, the Company entered into an amendment to the employment agreement with Mr. Bruun that, among other things, increased his annual base salary to $448 per year, retroactive to July 1, 2022, increased his target annual incentive compensation for the second half of 2022 to 80% of his base salary (without changing his target annual incentive compensation for the first half of 2022), extended his Retention Date from December 31, 2022 to December 31, 2023, which effectively extended the period during which Mr. Bruun needed to remain employed by the Company in order to earn his retention bonus, and modified the amount of the retention bonus from 75% of his base salary in effect on May 2, 2022 to 75% of the highest base salary in effect for Mr. Bruun on or before the date he became entitled to receive the retention bonus. The amendment did not modify the terms of the employment agreement relating to acceleration of vesting of certain equity awards if Mr. Bruun remained employed by the Company through December 31, 2022.

As of December 31, 2023, the Company accrued approximately $381 for the retention bonus payable to Mr. Bruun. In January 2024, we paid Mr. Bruun the full amount of his retention bonus as the applicable conditions of his agreement were satisfied on December 31, 2023.

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

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2023 and 2022
(in thousands, except per share amounts)
(e)Concentration of Credit Risk and Single Source Suppliers

Cash, cash equivalents and marketable securities. The Company is potentially subject to financial instrument concentration of credit risk through its cash, cash equivalent and marketable securities investments. To mitigate these risks the Company maintains cash, cash equivalents and marketable securities with reputable and nationally recognized financial institutions. As of December 31, 2023, $58,477 classified as marketable securities was held by Wells Fargo and substantially all of the cash and cash equivalents were held by Bank of America, N.A. See Note 2 for a description of marketable securities.

Trade accounts receivable. Concentrations of risk (see Note 10) with respect to trade accounts receivable are generally limited due to the large number of customers and their dispersion across several geographic areas. Although the Company does not foresee that credit risk associated with these receivables will deviate from historical experience, repayment is dependent upon the financial stability of those individual customers. The Company establishes allowances for potential expected credit losses and evaluates, on a monthly basis, the adequacy of those reserves based upon historical experience and its expectations for future collectability concerns. The Company performs ongoing credit evaluations of the financial condition of its customers and generally does not require collateral. Activity within the Company’s allowance for credit losses for the periods presented is as follows:

	2023	2022
Beginning balance	$1,268	$1,597
Additions	64	174
Deductions (write-offs/recoveries) from reserve	(164)	(503)
Ending balance	$1,168	$1,268

Revenue and operations. Certain components from third parties used in the Company’s products are procured from single sources of supply. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the Company’s delivery of products and thereby materially adversely affect the Company’s revenues and operating results.

(f)Revenue Recognition

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
December 31, 2023 and 2022
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

Product sales

Revenue from product sales is recognized when control of the goods is transferred to the customer, which generally occurs upon shipment. Revenue related to shipping and handling is recognized when the products are shipped and the associated costs are accrued for based on the Company’s election to account for shipping and handling activities as a fulfillment of the promise to transfer the products and not as a combined promise.

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

Deferred revenue consist of advance payments and billings in excess of revenue recognized. The Company classifies any billings in excess of revenue recognized as deferred revenue as current or non-current based on the timing of when revenue is expected to be recognized.

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
December 31, 2023 and 2022
(in thousands, except per share amounts)
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

Under AgilePlans, the Company retains ownership of the hardware that it provides to these customers, who must return the hardware to KVH if they decide to terminate the service. Because KVH does not sell the hardware under AgilePlans, the Company does not recognize any product revenue when the hardware is deployed to an AgilePlans customer. In accounting for the related service revenue, the Company has applied the practical expedient allowed under ASC 606-10-55-18 to recognize rental revenues in proportion to the amount of the right to invoice. The Company recognizes the subscription fee monthly as service revenue over the service delivery period.

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

Sales-type leases

Revenue is recognized on sales-type leases primarily from the TracPhone VSAT products. In accordance with ASC 842, the Company records the leases at a price typically equivalent to normal selling price and in excess of the cost or carrying amount. Upon delivery, the Company records the net present value of all payments under these leases as product revenue, and the related costs of the product are charged to cost of sales. See Note 13.

(g)Leases

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

Many of our lease agreements contain renewal options which are recognized if it is determined that the Company is reasonably certain to renew the lease at inception or when a triggering event occurs. Some of our lease agreements contain rent

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2023 and 2022
(in thousands, except per share amounts)
escalation clauses, rent holidays, capital improvement funding or other lease concessions. The Company recognizes operating lease costs on a straight-line basis based on the fixed components of a lease arrangement and amortize such expense over the term of the lease beginning with the commencement date. Variable lease components that are not fixed at the beginning of the lease are recognized as incurred.

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

(h)Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to the short maturity of these instruments. See Note 2 for more information on the fair value of the Company’s marketable securities. The carrying amount of finance leases approximate fair value based on currently available quoted rates of similarly structured debt facilities. See Note 13 for the Company's finance lease.

(i)Cash, Cash Equivalents, and Marketable Securities

In accordance with the Company’s investment policy, cash in excess of operational needs is invested in money market mutual funds, government agency bonds, United States treasuries, municipal bonds, corporate notes, or certificates of deposit. All highly liquid investments with a maturity date of three months or less at the date of purchase are classified as cash equivalents. The Company determines the appropriate classification of marketable securities at each balance sheet date. As of December 31, 2023 and 2022, all of the Company’s marketable securities have been designated as available-for-sale and are carried at their fair value with unrealized gains and losses included in accumulated other comprehensive loss in the accompanying consolidated balance sheets.

The Company reviews investments in debt securities for other than temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it intends to sell the security, whether it expects to recover the credit loss, and if it is more likely than not that the Company will be required to sell the security prior to recovery. Evidence considered in this assessment includes the reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment, changes in value subsequent to year-end and forecasted performance of the investee. The Company has reviewed its securities with unrealized losses as of December 31, 2023 and 2022 and has concluded that no other-than-temporary impairments exist.

(j)Inventories

Inventories are stated at the lower of cost and net realizable value using the first-in first-out costing method. The Company adjusts the carrying value of its inventory based on the consideration of excess and obsolete components and future estimated demand. The Company records inventory charges to costs of product sales.

(k)Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the respective assets. The principal lives used in determining the depreciation rates of various assets are: buildings and improvements, 5-40 years; leasehold improvements, shorter of original lease term or useful life; machinery, satellite hubs and equipment, 4-10 years; office and computer equipment, 3-7 years; and motor vehicles, 5 years.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2023 and 2022
(in thousands, except per share amounts)
(l)Goodwill, Intangible Assets and other Long-Lived Assets

As of December 31, 2023, the Company's intangible assets are primarily associated with the purchase of distribution rights from Kognitive Networks Inc. in October 2023 and the purchase of Virtek Communication (now known as KVH Industries Norway AS) in September 2010.

Prior to the fourth quarter of 2023, the Company’s goodwill and intangible assets were also associated with the purchase of Headland Media Limited (now known as the KVH Media Group) in May 2013.

In accordance with ASC Update No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment (ASC 350), the Company performs a goodwill impairment test at least annually, or more frequently if certain events occur, or circumstances change, that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount (frequently referred to as impairment indicators or triggering events). A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.

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

(m)Other Non-Current Assets

Other non-current assets are primarily comprised of long-term lease receivables, prepaid expenses, and deposits.

(n)Product Warranty

The Company’s products carry standard limited warranties that range from one to two years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying consolidated statements of operations. As of December 31, 2023 and 2022, the Company had accrued product warranty costs of $828 and $1,287, respectively. The following table summarizes product warranty activity during 2023 and 2022:

	2023	2022
Beginning balance	$1,287	$1,084
Charges to expense	947	1,127
Costs incurred	(1,406)	(924)
Ending balance	$828	$1,287

(o)Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and included in cost of sales. Billings for shipping and handling are reflected within net sales in the accompanying consolidated statements of operations.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2023 and 2022
(in thousands, except per share amounts)
(p)Research and Development

Expenditures for research and development are expensed as incurred.

(q)Advertising Costs

Costs related to advertising are expensed as incurred. Advertising expense was $580 and $482 for the years ended December 31, 2023 and 2022, respectively, and is included in sales, marketing, and support expense in the accompanying consolidated statements of operations.

(r)Foreign Currency Translation and Transaction

The financial statements of the Company’s foreign subsidiaries located in Denmark, Singapore and Cyprus are maintained using the United States dollar as the functional currency. Exchange rates in effect on the date of the transaction are used to record monetary assets and liabilities. Revenue and other expense elements are recorded at rates that approximate the rates in effect on the transaction dates. Foreign currency exchange gains and losses are recognized within “other (expense) income, net” in the accompanying consolidated statements of operations. For the years ended December 31, 2023 and 2022, the Company recorded a total of net foreign currency exchange (losses) gains, which are comprised of both realized and unrealized foreign currency exchange losses and gains, in its accompanying consolidated statements of operations $(33) and $517, respectively.

The financial statements of the Company’s foreign subsidiaries located in the United Kingdom, Brazil, Norway, India and Japan use the foreign subsidiaries’ respective local currencies as the functional currency. The Company translates the assets and liabilities of these foreign subsidiaries at the exchange rates in effect at the end of each reporting period. Net sales, costs and expenses are translated using average exchange rates in effect during the period. Gains and losses from foreign currency translation are credited or charged to accumulated other comprehensive loss included in stockholders' equity in the accompanying consolidated balance sheets.

(s)Income Taxes

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

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes interest and penalties within the income tax expense line in the accompanying consolidated statements of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets. See Note 7 for further discussion of income taxes.

(t)Net Loss per Common Share

Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined in accordance with the treasury stock accounting method. For the years ended December 31, 2023 and 2022 since there was a net loss from continuing operations, the Company excluded all 1,419 and 1,359 shares, respectively, in outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these securities would have reduced the net loss per share.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2023 and 2022
(in thousands, except per share amounts)

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	December 31,
	2023	2022
Weighted average common shares outstanding—basic	19,130	18,632
Dilutive common shares issuable in connection with stock plans	—	—
Weighted average common shares outstanding—diluted	19,130	18,632

(u)Contingent Liabilities

The Company estimates the amount of potential exposure it may have with respect to claims, assessments and litigation in accordance with ASC 450, Contingencies. As of December 31, 2023 and 2022, the Company was not party to any lawsuit or proceeding that, in management's opinion, was likely to materially harm the Company's business, results of operations, financial condition or cash flows. It is not always possible to predict the outcome of litigation, as it is subject to many uncertainties. Additionally, it is not always possible for management to make meaningful estimates of the potential loss or range of loss associated with such litigation.

(v)Operating Segments

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

The Company operates in a number of major geographic areas, including internationally. Revenues are generated from international locations, primarily consisting of Singapore, Canada, South American countries, European Union countries and other European countries, and countries in Africa, the Middle East and Asia/Pacific, including India (see Note 10, "Revenue from Contracts with Customers").

(w)Recently Issued Accounting Standards

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, which requires an entity to utilize the current expected credit loss (“CECL”) impairment model to estimate its lifetime “expected credit loss” and record an allowance that is deducted from the amortized cost basis of the financial assets and certain other instruments, including but not limited to available-for-sale debt securities. Credit losses relating to available-for-sale debt securities are recorded through an allowance for credit losses. ASU 2016-13 requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. In November 2019, the FASB issued ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which defers the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022 for all entities except SEC reporting companies that are not smaller reporting companies. The Company adopted ASU 2016-13 as of January 1, 2023. The adoption did not have a material impact on the Company’s financial statements.

There are no recent accounting pronouncements that have been issued by the FASB that are not yet effective and that the Company expects would have a material impact on the Company's financial statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2023 and 2022
(in thousands, except per share amounts)
(2)Marketable Securities

Marketable securities as of December 31, 2023 and 2022 consisted of the following:

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$58,477	$—	$—	$58,477
Total marketable securities designated as available-for-sale	$58,477	$—	$—	$58,477

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$30,977	$—	$—	$30,977
United States treasuries	24,715	—	(12)	24,703
Total marketable securities designated as available-for-sale	$55,692	$—	$(12)	$55,680
The effective maturity date of the United States treasuries is less than one year.
Interest income from marketable securities was $2,785 and $723 for the years ended December 31, 2023 and 2022, respectively.

(3)Inventories

Inventories are stated at the lower of cost and net realizable value using the first-in first-out costing method. Inventories as of December 31, 2023 and 2022 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	December 31,
	2023	2022
Raw materials	$11,352	$14,203
Work in process	2,617	4,164
Finished goods	5,077	4,363
	$19,046	$22,730

In 2023, the Company recorded a $5,225 inventory write-down relating to the reduced demand for the Company's hardware products. Please see Note 15 for additional details surrounding the future wind-down of the Company's manufacturing activities.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2023 and 2022
(in thousands, except per share amounts)
(4)Property and Equipment

Property and equipment, net, as of December 31, 2023 and 2022 consist of the following:

	December 31,
	2023	2022
Land	$2,833	$2,833
Building and improvements	18,839	18,869
Leasehold improvements	445	513
Revenue-generating assets	60,984	72,527
Machinery and equipment	5,989	5,948
Office and computer equipment	14,213	14,652
Motor vehicles	31	31
	103,334	115,373
Less accumulated depreciation	(55,654)	(62,255)
	$47,680	$53,118

Depreciation expense for the years ended December 31, 2023 and 2022 amounted to $13,204 and $12,909, respectively.

Certain revenue-generating hardware assets are utilized by the Company in the delivery of the Company's airtime services, media, and other content.

As of December 31, 2023 and 2022, the long-lived tangible assets related to the Company’s international subsidiaries were less than 10% of the Company’s long-lived tangible assets.

As part of the Company's impairment testing during the third quarter of 2023, an internally developed software asset was deemed the primary asset of the asset group known as KVH Media Group. The $383 net asset value was determined to be fully impaired as a result of the review. The movement associated with the impairment is reflected as a component of the office and computer equipment. Please see Note 8 for additional details surrounding the impairment.

In 2023, there was a $1,534 disposal of property and equipment related to the discontinuation of a project for implementing a new manufacturing-centric accounting system.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2023 and 2022
(in thousands, except per share amounts)
(5)Commitments and Contingencies

The Company has certain operating leases and other commitments for satellite capacity, various equipment, and facilities. The following reflects future minimum payments under operating leases and other commitments that have initial or remaining non-cancelable terms at December 31, 2023:

Years ending December 31,	Commitments (a)
2024	$30,451
2025	26,875
2026	25,053
2027	95
2028	44
Total minimum payments	$82,518
(a) Includes the future minimum lease payments for the Company's operating leases as seen in Note 13.

Total rent expense incurred under facility operating leases for the years ended December 31, 2023 and 2022 amounted to $730 and $829, respectively. Total expense incurred under satellite capacity and equipment operating leases and other commitments for the years ended December 31, 2023 and 2022 amounted to $41,946 and $37,166, respectively, which also includes payments for usage charges in excess of the minimum contractual requirements.

In the normal course of business, the Company enters into unconditional purchase order obligations with its suppliers for inventory and other operational purchases. Outstanding and unconditional purchase order obligations were $8,363 as of December 31, 2023. The Company has determined that $3,569 of these obligations relate to excess purchase orders and the Company has recorded a purchase obligation accrual which has been charged to costs of product sales, net as of December 31, 2023.

As of December 31, 2023, the Company had certain satellite service capacity obligations that were not considered operating or financing leases under ASC 842. The Company did not have any off-balance sheet arrangements, guarantees, or standby repurchase obligations as of December 31, 2023.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2023 and 2022
(in thousands, except per share amounts)
(6)Stockholders’ Equity

The Company recognizes stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation-Stock Compensation. Stock-based compensation expense was $2,044 and $3,320, excluding $34 and $104 of compensation charges related to our Amended and Restated 1996 Employee Stock Purchase Plan, or the ESPP, for the years ended December 31, 2023 and 2022, respectively.

The Company is authorized to grant stock options, restricted stock awards and other stock-based awards under its Amended and Restated 2016 Equity and Incentive Plan (the 2016 Plan) with respect to up to 6,080 shares of common stock (excluding rollover shares), an increase of 1,280 shares reserved for issuance under the previous 2016 Plan as approved by our shareholders on June 8, 2022. Options have generally been granted with an exercise price equal to the fair market value of the common stock on the date of grant and have generally provided for vesting in equal annual amounts over four years beginning on the first anniversary of the date of the grant. No options are exercisable for periods of more than five years after date of grant. Under the 2016 Plan, each share issued under awards other than options and stock appreciation rights will reduce the number of shares reserved for issuance by two shares. Shares issued under options or stock appreciation rights will reduce the shares reserved for issuance on a share-for-share basis. The Company accounts for forfeitures as they occur. The 2016 Plan and earlier equity compensation plans, pursuant to which an aggregate of 15,495 shares of the Company’s common stock were reserved for issuance, were all approved by the Company's shareholders. As of December 31, 2023, 1,469 shares were available for future grants. The Compensation Committee of the Board of Directors administers the equity compensation plans, approves the individuals to whom awards will be granted and determines the number of shares and other terms of each award. Outstanding options under the Company's equity compensation plans at December 31, 2023 expire from April 2024 through March 2028. None of the Company’s outstanding options includes performance-based or market-based vesting conditions as of December 31, 2023.

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

The per share weighted-average fair values of stock options granted during 2023 and 2022 were $4.06 and $3.13, respectively. The weighted-average assumptions used to value options as of their grant date were as follows:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	4.49%	3.02%
Expected volatility	43.93%	43.19%
Expected life (in years)	4.30	4.24
Dividend yield	0%	0%

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2023 and 2022
(in thousands, except per share amounts)
The changes in outstanding stock options for the year ended December 31, 2023 and 2022 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	1,751	$9.77
Granted	317	$9.81
Exercised	(274)	$9.07
Expired, canceled or forfeited	(564)	$10.58
Outstanding at December 31, 2023	1,230	$9.57	2.67	$—
Exercisable at December 31, 2023	510	$9.56	1.63	$—
Options vested or expected to vest at December 31, 2023	1,230	$9.57	2.67	$—

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	2,127	$9.93
Granted	414	$8.12
Exercised	(307)	$8.05
Expired, canceled or forfeited	(483)	$10.14
Outstanding at December 31, 2022	1,751	$9.77	2.19	$1,948
Exercisable at December 31, 2022	939	$9.98	1.65	$814
Options vested or expected to vest at December 31, 2022	1,751	$9.77	2.19	$1,948

The total aggregate intrinsic value of options exercised was $542 and $387 in 2023 and 2022, respectively.

As of December 31, 2023, there was $2,023 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.41 years. In 2023 and 2022, the Company recorded compensation charges of $774 and $1,023, respectively, related to stock options. Compensation costs for options subject only to service conditions that vest ratably are recognized on a straight-line basis over the requisite service period for the entire award. During 2023 and 2022, cash received under stock option plans for exercises was $2,480 and $664, respectively.

(b)Restricted Stock

The Company granted 217 and 249 restricted stock awards to employees under the terms of the 2016 Plan for the years ended December 31, 2023 and 2022, respectively. The restricted stock awards have generally provided for vesting annually over four years from the date of grant subject to the recipient remaining an employee through the applicable vesting dates. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market closing price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of forfeitures. The weighted-average grant-date fair value of restricted stock granted during 2023 and 2022 was $9.49 and $8.51 per share, respectively.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2023 and 2022
(in thousands, except per share amounts)
As of December 31, 2023, there was $2,567 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 2.34 years. Compensation costs for awards subject only to service conditions that vest ratably are recognized on a straight-line basis over the requisite service period for the entire award. Compensation cost for awards initially subject to certain performance conditions are recognized on a ratable basis over the requisite service period for the entire award. In 2023 and 2022, the Company recorded compensation charges of $1,270 and $2,297, respectively, related to restricted stock awards.

Restricted stock activity under the 2016 Plan for 2023 is as follows:

	Number of Shares	Weighted- average grant date fair value
Outstanding at December 31, 2022, unvested	326	$9.30
Granted	217	9.49
Vested	(116)	9.21
Forfeited	(72)	9.80
Outstanding at December 31, 2023, unvested	355	$9.34

(c)Common Stock Repurchase

During the twelve months ended December 31, 2023, the Company’s Board of Directors authorized the repurchase of a portion of executive common stock. The Company repurchased 23 shares of common stock held by executives at the Company to satisfy minimum tax withholding obligations in lieu of cash payment. No shares of common stock were repurchased during the twelve months ended December 31, 2022.

(d)Employee Stock Purchase Plan

Under the Company's ESPP, an aggregate of 1,650 shares of common stock have been reserved for issuance, of which 763 shares remain available as of December 31, 2023.

The ESPP covers all of the Company’s employees. Under the terms of the ESPP, eligible employees can elect to have up to six percent of their pre-tax compensation withheld to purchase shares of the Company’s common stock on a semi-annual basis at 85% of the market price on the first or last day of each purchase period, whichever is lower. During 2023 and 2022, shares issued under this plan were 17 and 41 shares, respectively. The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of these discounted purchases. The fair value of the 15% discount is recognized as compensation expense over the purchase period. The Company applies a graded vesting approach because the ESPP provides for multiple purchase periods and is, in substance, a series of linked awards. In 2023 and 2022, the Company recorded compensation charges of $34 and $104, respectively, related to the ESPP. During 2023 and 2022, cash received under the ESPP was $124 and $308, respectively.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2023 and 2022
(in thousands, except per share amounts)
(e)Stock-Based Compensation Expense

The following presents stock-based compensation expense, including expense for the ESPP, in the Company's consolidated statements of operations for the years ended December 31, 2023 and 2022.

	2023	2022
Cost of product sales	$34	$415
Cost of service sales	21	11
Research and development	567	837
Sales, marketing and support	222	362
General and administrative	1,234	1,799
	$2,078	$3,424
(f) Accumulated Other Comprehensive Loss (AOCL)

Comprehensive income (loss) includes net income (loss) and unrealized gains and losses from foreign currency translation. The components of the Company’s comprehensive income (loss) and the effect on earnings for the periods presented are detailed in the accompanying consolidated statements of comprehensive income (loss).

	Foreign Currency Translation	Unrealized (Loss) Income on Available for Sale Marketable Securities	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2021	$(3,409)	$—	$(3,409)
Other comprehensive loss	(689)	(12)	(701)
Net other comprehensive loss	(689)	(12)	(701)
Balance, December 31, 2022	(4,098)	(12)	(4,110)
Other comprehensive (loss) income	(87)	12	(75)
Net other comprehensive (loss) income	(87)	12	(75)
Balance, December 31, 2023	$(4,185)	$—	$(4,185)

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2023 and 2022
(in thousands, except per share amounts)
(7)    Income Taxes

Income tax expense (benefit) for the years ended December 31, 2023 and 2022 attributable to loss from continuing operations is presented below.

	Current	Deferred	Total
Year ended December 31, 2023
Federal	$(8)	$—	$(8)
State	12	—	12
Foreign	356	(42)	314
	$360	$(42)	$318
Year ended December 31, 2022
Federal	$404	$—	$404
State	(13)	—	(13)
Foreign	500	(345)	155
	$891	$(345)	$546

Actual income tax expense (benefit) differs from the “expected” income tax expense (benefit) computed by applying the United States Federal statutory income tax rate of 21% for both 2023 and 2022 to loss from continuing operations before income tax expense, as follows:

	Year Ended December 31,
	2023	2022
Income tax benefit at Federal statutory income tax rate	$(3,172)	$(710)
Increase (decrease) in income taxes resulting from:
State income tax benefit (expense), net of federal benefit	971	(17)
State research and development, investment credits	291	265
Non-deductible meals & entertainment	13	8
Non-deductible stock compensation expense	644	133
Non-deductible compensation under 162(m)	49	7
Prior period prepaid tax	—	276
Foreign withholding taxes	—	139
Foreign tax rate differential	106	(3)
Federal research and development credits	110	(55)
Uncertain tax positions	55	(99)
Provision to tax return adjustments	104	110
Change in valuation allowance	3	530
Goodwill impairment	1,157	—
Sale of KVH Media Group Entertainment Limited	—	(206)
Other	(13)	168
Income tax expense	$318	$546

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2023 and 2022
(in thousands, except per share amounts)
Loss from continuing operations before income tax expense determined by tax jurisdiction, are as follows:

	Year Ended December 31,
	2023	2022
United States	$(9,777)	$(4,687)
Foreign	(5,327)	1,238
Total	$(15,104)	$(3,449)
Deferred tax assets and liabilities for the periods presented consisted of the following:

	December 31,
	2023	2022
Deferred tax assets:
Accounts receivable, due to allowance for doubtful accounts	$185	$221
Inventories	1,633	1,335
Operating loss carryforwards	5,179	4,443
Stock-based compensation expense	666	881
Property and equipment, due to difference in depreciation	68	283
Research and development tax credit carryforwards	5,852	5,743
Foreign tax credit carryforwards	2,345	2,345
State tax credit carryforwards	3,378	3,710
Capitalized research and development	5,354	5,003
Warranty reserve	177	302
Accrued expenses	640	1,206
Lease liability	215	483
Gross deferred tax assets	25,692	25,955
Less valuation allowance	(21,835)	(21,711)
Total deferred tax assets	3,857	4,244
Deferred tax liabilities:
Purchased intangible assets	—	(39)
Property and equipment, due to differences in depreciation	(3,386)	(3,514)
Right of use asset	(216)	(487)
Total deferred tax liabilities	(3,602)	(4,040)
Net deferred tax asset	$255	$204
Deferred income tax asset	$256	$259
Deferred income tax liability	$(1)	$(55)

As of December 31, 2023 the Company has federal and state tax loss carryforwards of approximately $22,854 and $3,154, respectively. The federal loss carryforward has no expiration date. The state losses expire through the year 2043. As of December 31, 2023, the Company had federal research and development tax credit carryforwards in the amount of $5,842 and other general business credits of $9 that expire in years 2029 through 2042. As of December 31, 2023, the Company had foreign tax credit carryforwards in the amount of $2,345 that expire in years 2026 through 2027. As of December 31, 2023, the Company had state research and development tax credit carryforwards in the amount of $4,181 that expire in years 2023 through 2030. The Company also had other state tax credit carryforwards of $96 available to reduce future state tax expense that expire in years 2023 through 2030.

The Company’s ability to utilize these net operating loss carryforwards and tax credit carryforwards may be limited in the future if the Company experiences an ownership change pursuant to Internal Revenue Code Section 382. An ownership change occurs when the ownership percentages of 5% or greater stockholders change by more than 50% over a three-year period.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2023 and 2022
(in thousands, except per share amounts)
In assessing the realizability of its net deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2023, the valuation decreased by $682. The change was primarily the result of the current year loss, the expiration of stock compensation deferred assets, the reduction in the state effective tax rate and the expiration of state loss carryforwards. As part of the Company’s analysis, the Company evaluated, among other factors, its recent history of generating tax losses and its near-term forecasts of future taxable income or losses.

As of December 31, 2023, unremitted foreign earnings, which were not significant, have been retained by the Company's foreign subsidiaries for indefinite reinvestment. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company could be subject to state tax and withholding taxes payable to various foreign countries.

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

The aggregate changes in the total gross amount of unrecognized tax benefits, excluding penalties and interest, are as follows:

	Year Ended December 31,
	2023	2022
Unrecognized tax benefits as of January 1	$1,482	$1,653
Gross decrease in unrecognized tax benefits - prior year tax positions	(418)	(160)
Lapse of statute of limitations	(20)	(11)
Unrecognized tax benefits as of December 31	$1,044	$1,482

All unrecognized tax benefits as of December 31, 2023 and 2022, if recognized, would result in a reduction of the Company's effective tax rate.

The Company recorded interest and penalties of $74 and $56 in its consolidated statement of operations for the years ended December 31, 2023 and 2022, respectively. Total accrued interest and penalties related to tax positions taken on our tax returns and included in non-current income taxes payable was approximately $366 and $311 as of December 31, 2023 and 2022, respectively.

The timing of any resolution of income tax examinations is highly uncertain, as are the amounts and timing of any settlement payment. These events could cause fluctuations in the balance sheet classification of current and non-current assets and liabilities. The Company estimates that it is reasonably possible that the balance of unrecognized tax benefits as of December 31, 2023 may decrease approximately $25 in the next twelve months as a result of a lapse of statutes of limitation and settlements with taxing authorities.
The Company’s tax jurisdictions include the United States, the United Kingdom, Denmark, Cyprus, Norway, Brazil, Singapore, Japan, and India. In general, the statute of limitations with respect to the Company's United States federal income taxes has expired for years prior to 2020, and the relevant state and foreign statutes vary. However, preceding years remain open to examination by United States federal and state and foreign taxing authorities to the extent of future utilization of net operating losses and research and development tax credits generated in each preceding year.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2023 and 2022
(in thousands, except per share amounts)
(8)    Goodwill and Other Long-Lived Assets

As of December 31, 2023, the Company's intangible assets are primarily associated with the purchase of distribution rights from Kognitive Networks Inc. in October 2023 and the purchase of Virtek Communication (now known as KVH Industries Norway AS) in September 2010.

Prior to the fourth quarter of 2023, the Company’s goodwill and intangible assets were also associated with the purchase of Headland Media Limited (now known as the KVH Media Group) in May 2013.

In the third quarter of 2023, the Company observed a sustained stock price decline resulting in a significant shortfall in market capitalization when compared to the aggregate carrying value of our net assets. These circumstances led us to conclude that quantitative goodwill impairment assessments of the Mobile Broadband (MBB) and KVH Media Group (Media) reporting units were required.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding future plans, as well as industry and economic conditions. These assumptions and estimates include estimated future cash flows, income tax rates, discount rates, growth rates, and other market factors. In performing the quantitative assessment, the Company estimated the fair value of its reporting units using the income approach, also known as the discounted cash flow ("DCF") method, which utilizes the present value of estimated future cash flows to estimate fair value. The DCF method involves estimating the discounted cash flows of a reporting unit by forecasting cash flows each year, calculating a terminal value, and discounting all of the cash flows to present value at an appropriate discount rate (in consideration of the time value of money, the risk inherent in the cash flow stream, and in the context of current rates of return for equity and debt capital). The final determination of fair value was based on a probability-weighted approach comparing management’s forecasts with a market expectation forecast.

As of September 30, 2023, the determined fair values of the MBB and Media reporting units were lower than their carrying values. After recognition of a long-lived asset impairment charge (as discussed below), the Company recognized goodwill impairment charges equal to the total amount of goodwill attributed to the MBB and Media reporting units, which were approximately $4,400 and $900, respectively.

The Company also determined that the sustained decrease in stock price and shortfall in market capitalization indicated that the carrying amounts of our asset groups (MBB and Media) may not be recoverable. The Company therefore performed impairment tests on the long-lived assets in each asset group, including definite-lived intangible assets using an undiscounted cash flow analysis over the estimated remaining useful life of the primary asset, to determine whether the carrying amounts of each asset group were recoverable. As of September 30, 2023, our analysis indicated that the carrying amount of the MBB asset group was recoverable, and therefore no fair value estimate was required. The Media asset group failed the undiscounted cash flow recoverability test and therefore the Company estimated the fair value of the asset group to determine whether any asset impairment was present. Our estimation of the fair value of the long-lived assets included the use of discounted cash flow and cost analyses, reflecting estimates of future revenues, cost factors, cash flows, discount rates, and obsolescence. Based on these analyses, the Company concluded that the fair values of certain assets were lower than their carrying amounts. As of September 30, 2023, the Company recognized long-lived asset impairment charges totaling approximately $400 and $300 for the KVH Media Group’s internally developed software assets and acquired subscriber relationships, respectively, reducing the carrying amounts to zero.

Intangible Assets

Intangible assets arose from the purchase of distribution rights from Kognitive Networks Inc., the purchase of KVH Industries Norway AS and the acquisition of KVH Media Group. The assets related to the distribution rights with Kognitive Networks are being amortized on a straight-line basis over the estimated useful life of 3 years. The assets related to the purchase of KVH Industries Norway AS for acquired intellectual property are fully amortized, while the assets related to acquisition of KVH Media Group were previously being amortized on a straight-line basis over the estimated useful life of 10 years.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2023 and 2022
(in thousands, except per share amounts)
In January 2017, the Company completed the acquisition of certain subscriber relationships from a third party. This acquisition did not meet the definition of a business under ASC 2017-01, Business Combinations (Topic 805)-Clarifying the Definition of a Business. The Company ascribed $100 of the initial purchase price to the acquired subscriber relationships definite-lived intangible assets with an initial estimated useful life of 10 years. Under the asset purchase agreement, the purchase price includes a component of contingent consideration under which the Company is required to pay a percentage of recurring revenues received from the acquired subscriber relationships through 2026 up to a maximum annual payment of $114. The amounts payable under the contingent consideration arrangement, if any, will be included in the measurement of the cost of the acquired subscriber relationships.

Acquired intangible assets are subject to amortization. The following table summarizes acquired intangible assets at December 31, 2023 and 2022, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
December 31, 2023
Subscriber relationships	$11	$1	$10
Distribution rights	1,250	66	1,184
Internally developed software	—	—	—
Proprietary content	—	—	—
Intellectual property	2,284	2,284	—
	$3,545	$2,351	$1,194
December 31, 2022
Subscriber relationships	$7,649	$7,245	$404
Distribution rights	315	315	—
Internally developed software	446	446	—
Proprietary content	153	153	—
Intellectual property	2,284	2,284	—
	$10,847	$10,443	$404

Amortization expense related to intangible assets was $234 and $499 for years ended December 31, 2023 and 2022, respectively, and was categorized as general and administrative expense.

As of December 31, 2023, the total weighted average remaining useful lives of the definite-lived intangible assets was 3.0.

Estimated future amortization expense for intangible assets recorded by the Company at December 31, 2023 is as follows:

Years ending December 31,	Amortization Expense
2024	$398
2025	398
2026	398
Total amortization expense	$1,194

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2023 and 2022
(in thousands, except per share amounts)

The changes in the carrying amount of intangible assets during the year ended December 31, 2023 is as follows:

2023
Balance at December 31, 2022	$404
Amortization expense	(234)
Intangible assets acquired in asset acquisition	1,296
Impairment	(274)
Foreign currency translation adjustment	2
Balance at December 31, 2023	$1,194

Goodwill

Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. None of the Company's goodwill is deductible for tax purposes. The changes in the carrying amount of goodwill during the year ended December 31, 2023 is as follows:

Goodwill
Balance at December 31, 2022	$5,308
Impairment	(5,333)
Foreign currency translation adjustment	25
Balance at December 31, 2023	$—

(9)    401(k) Plan

The Company has a 401(k) Plan (the Plan) for all eligible employees. Participants may defer a portion of their pre-tax or post-tax earnings subject to limits determined by the Internal Revenue Service. Participants age 50 or older may be eligible to make additional contributions. The Company matches contributions by the Plan participants up to 6%. The Company’s contributions vest over a five-year period from the date of hire. The Company matching contributions were $459 and $486 for the years ended December 31, 2023 and 2022, respectively. In addition, the Company may make additional contributions to the Plan at the discretion of the Compensation Committee of the Board of Directors. There were no discretionary contributions in 2023 and 2022.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2023 and 2022
(in thousands, except per share amounts)
(10)    Revenue from Contracts with Customers

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised products and services. The amount of revenue recognized reflects the consideration which the Company expects to be entitled to receive in exchange for these products and services.

Disaggregation of Revenue for Continuing Operations

The following table summarizes net sales from contracts with customers for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Product - point in time	$17,757	$26,842
Service - over time	114,622	111,908
Total net sales	$132,379	$138,750

For product sales, the delivery of the Company’s performance obligations is generally transferred to the customer, and associated revenue is recognized, at a point in time. For service sales, the delivery of the Company’s performance obligations is transferred to the customer, and associated revenue is recognized, over time. Revenues for these service agreements are recognized over time using an output method based upon the passage of time, as this provides a faithful depiction of the pattern of transfer of control. The Company's performance is impacted by the levels of activity in the marine and land mobile markets, among other factors. Performance in any particular period could be impacted by the timing of sales to certain large customers.

The Company primarily manufactures and distributes a comprehensive family of mobile satellite antenna products and services that provide access to the Internet, television, and VoIP services while on the move. Product sales accounted for 13% and 19% of the Company's consolidated net sales for 2023 and 2022, respectively. Service sales of VSAT Broadband airtime service accounted for approximately 81% and 75% of the Company's consolidated net sales for 2023 and 2022, respectively. The balance of service sales are comprised of distribution of commercially licensed entertainment and news, product repairs, and extended warranty sales.

No other single product class accounts for 10% or more of consolidated net sales.

The Company operates in a number of major geographic areas, including internationally. Revenues from international locations primarily include Singapore, Canada, South American countries, European Union countries and other European countries, and countries in Africa, the Middle East and Asia/Pacific, including India. Revenues are based upon customer location and revenues from international locations represented 68% and 63% of consolidated net sales for 2023 and 2022, respectively. Sales to Singapore customers represented 19% of the Company's consolidated net sales for 2023. No other individual foreign country represented 10% or more of the Company's consolidated net sales for 2023. Sales to Singapore customers represented 16% of the Company's consolidated net sales for 2022. No other individual foreign country represented 10% or more of the Company's consolidated net sales for 2022.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2023 and 2022
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

No single customer accounted for 10% or more of consolidated net sales for the years ended December 31, 2023 or 2022. One customer accounted for approximately 23% of accounts receivable at December 31, 2023. Two customers accounted for approximately 16% and 12% of accounts receivable at December 31, 2022. One customer accounted for 62% and 66% of long-term accounts receivable included in other non-current assets on the consolidated balance sheets related to sales-type leases at December 31, 2023 and December 31, 2022, respectively.

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

The following table presents financial assets and liabilities at December 31, 2023 and December 31, 2022 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2023 and 2022
(in thousands, except per share amounts)

December 31, 2023	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$58,477	$58,477	$—	$—	(a)
December 31, 2022	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$30,977	$30,977	$—	$—	(a)
United States treasuries	$24,703	$24,703	$—	$—	(a)
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

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company's non-financial assets, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if indications of impairment exist. During the twelve months prior to December 31, 2023, the Company recorded an impairment charge of $5,990 to goodwill and long-lived assets. See Note 1(l) and Note 8 for additional details. The Company does not have any liabilities that are recorded at fair value on a nonrecurring basis.

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

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2023 and 2022
(in thousands, except per share amounts)
(13)     Leases

Lessee

The Company has operating leases for office facilities, equipment, and satellite service capacity and related equipment. Lease expense was $1,702 and $2,103 for the year ended December 31, 2023 and 2022, respectively. Short-term operating lease costs were $130 and $182 for the years ended December 31, 2023 and 2022, respectively. Maturities of lease liabilities as of December 31, 2023 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows:

Years ending December 31,
2024	$822
2025	171
2026	55
2027	49
2028 and thereafter	33
Total undiscounted lease payments	$1,130

Less amount representing interest	$(55)
Present value of operating lease liabilities	$1,075
Less current installments of obligation under current-operating lease liabilities	$786
Obligations under long-term operating lease liabilities, excluding current installments	$289

Weighted-average remaining lease term - operating leases (years)	1.70
Weighted-average discount rate - operating leases	5.50%

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

Upon adoption of ASC 842, the Company elected to apply the practical expedient provided to lessors to combine the lease and non-lease component of a contract where the revenue recognition pattern is the same and where the lease component, when accounted for separately, would be considered an operating lease. The practical expedient also allows a lessor to account for the combined lease and non-lease components under ASC 606, Revenue from Contracts with Customers, when the non-lease component is the predominant element of the combined component.

The current portion of the net investment in these leases was $3,654 as of December 31, 2023 and the non-current portion of the net investment in these leases was $3,617 as of December 31, 2023. The current portion of the net investment in the leases is included in accounts receivable, net of allowance for doubtful accounts on the accompanying consolidated balance sheets and the non-current portion of the net investment in these leases is included in other non-current assets on the accompanying consolidated balance sheets. Interest income from sales-type leases was $644 and $764 during the year ended December 31, 2023 and 2022, respectively.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2023 and 2022
(in thousands, except per share amounts)
The future undiscounted cash flows from these leases as of December 31, 2023 are:

2024	$4,065
2025	2,087
2026	1,113
2027	593
2028	166
Total undiscounted cash flows	$8,024

Present value of lease payments	$7,271
Difference between undiscounted cash flows and discounted cash flows	$753

In 2021, the Company began entering into three-year leases for its TracPhone VSAT systems, in which ownership of the hardware does not transfer to the lessee by the end of the lease term. As a result, and in light of other factors indicated in ASC 842, these leases are classified as operating leases.

As of December 31, 2023, the gross costs and accumulated depreciation associated with these operating leases are included in revenue generating assets and amounted to $1,880 and $892, respectively. They are depreciated on a straight-line basis over a five-year estimated useful life. Depreciation expense for these assets was $376 and $360 for the year ended December 31, 2023 and 2022, respectively.

Lease revenue recognized was $553 and $537 for the year ended December 31, 2023 and 2022, respectively, in service sales in the statements of operations.

As of December 31, 2023, minimum future lease payments to be received on the operating leases are as follows:

2024	343
2025	25
Total	$368

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2023 and 2022
(in thousands, except per share amounts)

(14)     Discontinued Operations

During the third quarter of 2022, the Company sold its inertial navigation business. The Company determined that the sale met the requirements for reporting as discontinued operations in accordance with Accounting Standards Codification (ASC) 205-20. There were no assets or liabilities of the inertial navigation business as of December 31, 2023 or 2022. Please see Note 1 for further discussion.

The following table presents a reconciliation of the major financial line items constituting the results for discontinued operations to the net income from discontinued operations, net of tax, presented separately in the Company's consolidated statement of operations for the year ended December 31, 2022:

Year Ended
December 31, 2022
Sales:
Product	$16,042
Service	679
Net sales	16,721

Costs, expenses and other income, net:
Costs of product sales	12,732
Costs of service sales	457
Research & development	3,147
Sales, marketing and support	3,035
Other income, net	81
Loss from discontinued operations before income tax expense	(2,569)
Gain on sale of discontinued operations before tax expense	30,763
Total income from discontinued operations before tax expense	$28,194
Income tax expense on discontinued operations	169
Net income from discontinued operations, net of taxes	$28,025

Net income from discontinued operations per common share
Basic and diluted	$1.50
Weighted average number of common shares outstanding:
Basic and diluted	$18,632

The following table presents supplemental cash flow information of the discontinued operations:

Year Ended
December 31, 2022
Cash used in operating activities—discontinued operations	$(3,853)
Cash used in investing activities—discontinued operations	$(307)

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2023 and 2022
(in thousands, except per share amounts)

The following table presents non-cash expenses from discontinued operations:

Year Ended
December 31,
2022
Depreciation	$622
Compensation expense related to stock-based awards and employee stock purchase plan	$475
Provision for doubtful accounts	$47

(15)    Subsequent Events

On February 9, 2024, the Board of Directors of the Company voted to implement a staged wind-down of the Company’s manufacturing activities at its facility in Middletown, Rhode Island. The Board made this determination following a strategic review of the Company’s manufacturing operations, driven by reduced demand for the Company’s hardware products in the face of intensifying competition during the third and fourth quarters of 2023. The Board concluded that the Company should discontinue its capital-intensive manufacturing activities and concentrate its efforts on growing sales of its multi-orbit, multi-channel, integrated communications solutions, which in recent years have constituted the largest portion of the Company’s overall revenues.

The Company expects that it will continue its product manufacturing activities for a period of time in order to generate a targeted amount of inventory of maritime satellite connectivity and satellite television terminals to meet anticipated demand and that it will cease substantially all manufacturing activity at the Middletown facility by the end of the second quarter of 2024. The Company expects to continue to facilitate customer transition to third-party hardware products compatible with the Company’s mobile satellite communications services. The Company also plans to continue to conduct maintenance, service, warehousing, shipping and receiving activities at the Middletown location.

As part of the restructuring, the Company expects to reduce its headcount by approximately 75 employees, or approximately 20% of its total workforce at the time of the Board's determination. Approximately one-third of the employee terminations are expected to take place by mid-March, and the remaining terminations are expected to be completed by the end of the second quarter of 2024. The Company expects to incur aggregate severance charges of approximately $3.3 million, consisting of approximately $3.0 million of cash charges and approximately $0.3 million of non-cash charges arising from pre-existing contractual obligations to accelerate vesting of certain outstanding equity compensation awards.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2023 and 2022
(in thousands, except per share amounts)
(16)    Quarterly Financial Results (Unaudited)

The quarterly financial information provided below for each of the quarters in the years ended December 31, 2023 and 2022 reflects the corrections described in Note 1(a) - Summary of Significant Accounting Policies - Revision for Correction of Immaterial Errors. As a result of the immaterial errors discussed in Note 1(a), net sales, cost of product sales, and sales, marketing and support expense were each corrected from those amounts reported in the respective Form 10-Q as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
2023
Net sales - as originally reported	$33,689	$34,171	$33,549	(n/a)
Net sales - adjustment (1)	454	(585)	(354)
Net sales - as corrected (1)	34,143	33,586	33,195
Cost of product sales - as originally reported	5,234	6,633	4,729
Cost of product sales - adjustment (1)	79	(415)	(218)
Cost of product sales - as corrected (1)	5,313	6,218	4,511
Sales, marketing and support - as originally reported	5,712	5,142	4,854
Sales, marketing and support - adjustment (1)	(4)	(18)	(13)
Sales, marketing and support - as corrected (1)	5,708	5,124	4,841
Net (loss) income from continuing operations - as originally reported	(12)	925	(4,246)
Net income (loss) from continuing operations - adjustment (1)	379	(152)	(123)
Net income (loss) from continuing operations - as corrected (1)	367	773	(4,369)
Net (loss) income - as originally reported	(12)	925	(4,246)
Net income (loss) - adjustment (1)	379	(152)	(123)
Net income (loss) - as corrected (1)	367	773	(4,369)

2022
Net sales - as originally reported	$33,151	$34,553	$35,169	$36,005
Net sales - adjustment (1)	9	(216)	93	(14)
Net sales - as corrected (1)	33,160	34,337	35,262	35,991
Cost of product sales - as originally reported	5,418	5,198	6,747	7,821
Cost of product sales - adjustment (1)	58	(124)	204	(164)
Cost of product sales - as corrected (1)	5,476	5,074	6,951	7,657
Sales, marketing and support - as originally reported	6,969	5,676	5,710	4,874
Sales, marketing and support - adjustment (1)	(2)	(8)	(10)	(11)
Sales, marketing and support - as corrected (1)	6,967	5,668	5,700	4,863
Net (loss) income from continuing operations - as originally reported	(4,267)	(189)	(95)	627
Net (loss) income from continuing operations - adjustment (1)	(47)	(84)	(101)	161
Net (loss) income from continuing operations - as corrected (1)	(4,314)	(273)	(196)	788
Net (loss) income - as originally reported	(4,692)	(1,444)	29,646	591
Net (loss) income - adjustment (1)	(47)	(84)	(101)	161
Net (loss) income - as corrected (1)	(4,739)	(1,528)	29,545	752

(1) The Company has adjusted certain prior period amounts for the correction of immaterial errors. See Note 1 — Summary of Significant Accounting Policies — Revision for Correction of Immaterial Errors.