Form 10-Q
period 2024-03-31
KVH INDUSTRIES INC \DE\
filed 2024-05-06
CIK 1007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
May 1, 2024	Common Stock, par value $0.01 per share	19,716,221

KVH INDUSTRIES, INC. AND SUBSIDIARIES
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements
KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$11,441	$11,294
Marketable securities	55,196	58,477
Accounts receivable, net of allowance for credit losses of $1,138 and $1,168 as of March 31, 2024 and December 31, 2023, respectively	25,965	25,670
Inventories	19,089	19,046
Prepaid expenses and other current assets	4,224	4,331
Total current assets	115,915	118,818
Property and equipment, net	46,230	47,680
Intangible assets, net	1,105	1,194
Right of use assets	1,621	1,068
Other non-current assets	3,270	3,618
Deferred income tax asset	221	256
Total assets	$168,362	$172,634
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,945	$4,780
Accrued airtime	1,105	5,508
Accrued compensation and employee-related expenses	4,567	4,466
Accrued loss on future firm purchase commitments	3,569	3,569
Accrued other	1,912	2,588
Accrued product warranty costs	726	828
Deferred revenue	2,167	1,774
Current operating lease liability	1,211	786
Liability for uncertain tax positions	693	673
Total current liabilities	22,895	24,972
Long-term operating lease liability	398	289
Deferred income tax liability	2	1
Total liabilities	$23,295	$25,262
Commitments and contingencies (Notes 2, 10, and 15)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 21,205,364 and 21,066,899 shares issued at March 31, 2024 and December 31, 2023, respectively; and 19,749,255 and 19,610,790 shares outstanding at March 31, 2024 and December 31, 2023, respectively	212	211
Additional paid-in capital	165,768	165,140
Accumulated deficit	(4,867)	(1,704)
Accumulated other comprehensive loss	(3,956)	(4,185)
	157,157	159,462
Less: treasury stock at cost, common stock, 1,456,109 and 1,456,109 shares as of March 31, 2024 and December 31, 2023, respectively.	(12,090)	(12,090)
Total stockholders’ equity	145,067	147,372
Total liabilities and stockholders’ equity	$168,362	$172,634
See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share amounts, unaudited)

	Three Months Ended
	March 31,
	2024	2023
Sales:
Service	$25,038	$28,740
Product	4,229	5,403
Net sales	29,267	34,143
Costs and expenses:
Costs of service sales	14,044	16,076
Costs of product sales	5,308	5,313
Research and development	3,038	2,565
Sales, marketing and support	5,384	5,708
General and administrative	5,291	4,650
Total costs and expenses	33,065	34,312
Loss from operations	(3,798)	(169)
Interest income	911	778
Other expense, net	(198)	(224)
(Loss) income before income tax expense	(3,085)	385
Income tax expense	78	18
Net (loss) income	$(3,163)	$367

Net (loss) income per common share
Basic	$(0.16)	$0.02
Diluted	$(0.16)	$0.02

Weighted average number of common shares outstanding:
Basic	19,286	18,882
Diluted	19,286	19,035

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net (loss) income	$(3,163)	$367
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	—	13
Foreign currency translation adjustment	229	66
Other comprehensive income, net of tax(1)	229	79
Total comprehensive (loss) income	$(2,934)	$446
(1) Tax impact was nominal for all periods.

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	21,067	$211	$165,140	$(1,704)	$(4,185)	(1,456)	$(12,090)	$147,372
Net loss	—	—	—	(3,163)	—	—	—	(3,163)
Other comprehensive income	—	—	—	—	229	—	—	229
Stock-based compensation	—	—	522	—	—	—	—	522
Issuance of common stock under employee stock purchase plan	24	—	95	—	—	—	—	95
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	114	1	11	—	—	—	—	12
Balance at March 31, 2024	21,205	$212	$165,768	$(4,867)	$(3,956)	(1,456)	$(12,090)	$145,067

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	20,631	$206	$160,475	$13,718	$(4,110)	(1,433)	$(11,851)	$158,438
Net income	—	—	—	367	—	—	—	367
Other comprehensive income	—	—	—	—	79	—	—	79
Stock-based compensation	—	—	296	—	—	—	—	296
Acquisition of treasury stock	—	—	—	—	—	(23)	(239)	(239)
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	195	2	1,008	—	—	—	—	1,010
Balance at March 31, 2023	20,826	$208	$161,779	$14,085	$(4,031)	(1,456)	$(12,090)	$159,951
See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(3,163)	$367
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	54	280
Depreciation and amortization	3,247	3,461
Deferred income taxes	36	1
Loss on disposals of fixed assets	683	146
Compensation expense related to stock-based awards and employee stock purchase plan	522	296
Unrealized currency translation loss (gain)	241	(1)
Changes in operating assets and liabilities:
Accounts receivable	(355)	776
Inventories	(44)	(1,155)
Prepaid expenses and other current assets	100	(111)
Other non-current assets	328	312
Accounts payable	2,184	(15,077)
Deferred revenue	400	460
Accrued compensation, product warranty and other	(5,025)	3,466
Net cash used in operating activities	$(792)	$(6,779)
Cash flows from investing activities:
Capital expenditures	(2,399)	(2,103)
Cash paid for acquisition of intangible asset	(10)	(12)
Purchases of marketable securities	(720)	(16,010)
Maturities and sales of marketable securities	4,000	15,422
Net cash provided by (used in) investing activities	$871	$(2,703)
Cash flows from financing activities:
Proceeds from stock options exercised and employee stock purchase plan	96	1,022
Purchase of treasury stock	—	(239)
Payment of finance lease	—	(22)
Net cash provided by financing activities	$96	$761
Effect of exchange rate changes on cash and cash equivalents	(28)	40
Net increase (decrease) in cash and cash equivalents	147	(8,681)
Cash and cash equivalents at beginning of period	11,294	21,056
Cash and cash equivalents at end of period	$11,441	$12,375
Supplemental disclosure of non-cash investing and financing activities:
Changes in accrued other and accounts payable related to property and equipment additions	$5	$119
See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
(Unaudited, all amounts in thousands except per share amounts)

(1)    Description of Business

KVH Industries, Inc. (together with its subsidiaries, the Company or KVH) designs, develops, manufactures and markets mobile connectivity services and products for the marine and land markets.

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

In February 2024, the Company announced a staged wind-down of its product manufacturing operations at its Middletown, Rhode Island location. The Company expects that it will continue its product manufacturing activities in order to generate a targeted amount of inventory of maritime satellite connectivity and satellite television terminals to meet anticipated demand and that it will cease substantially all manufacturing activity by the end of 2024. The Company expects to continue to facilitate customer transition to third-party hardware products compatible with its mobile satellite communications services.

(2)     Summary of Significant Accounting Policies

2023 10-K - Revision for Correction of Immaterial Errors

As stated in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, which was filed on March 15, 2024, the Company corrected for errors that were immaterial to its previously reported consolidated financial statements. These errors were identified in connection with the preparation of the Company's consolidated financial statements for the year ended December 31, 2023, and related primarily to the adoption and implementation of Accounting Standards Codification (“ASC”) No. 606, Revenue from Contracts with Customers (“ASC 606”) on January 1, 2018, specifically, the assessment of performance obligations associated with the sales of antennas and airtime-related equipment. The Company evaluated the materiality of these errors both qualitatively and quantitatively in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and determined that the effect of these corrections was not material to the previously issued financial statements. Therefore, the amounts in the previous period have been revised to reflect the correction of these errors.

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

The consolidated interim financial statements have not been audited by the Company’s independent registered public accounting firm and include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These consolidated interim financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2023 filed on March 15, 2024 with the Securities and Exchange Commission. The results for the three months ended March 31, 2024 are not necessarily indicative of operating results for the remainder of the year.

Significant Estimates and Assumptions and Other Significant Non-Recurring Transactions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. The estimates and assumptions used by management affect the Company’s revenue recognition, valuation of accounts receivable, valuation of inventory, expected future cash flows (including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets and goodwill), estimated fair values of long-lived assets (including goodwill, amortization methods and amortization periods), certain accrued expenses and other related charges, stock-based compensation, contingent liabilities, forfeitures and key valuation assumptions for its share-based awards, estimated fulfillment costs for warranty obligations, tax reserves and recoverability of the Company’s net deferred tax assets and related valuation allowance, and the valuation of right-of-use assets and lease liabilities.

Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries located in Denmark, Singapore and Cyprus are maintained using the United States dollar as the functional currency. Exchange rates in effect on the date of the transaction are used to record monetary assets and liabilities. Revenue and other expense elements are recorded at rates that approximate the rates in effect on the transaction dates. Foreign currency exchange gains and losses are recognized within “other expense, net” in the accompanying consolidated statements of operations. The Company recorded net foreign currency exchange losses, which are comprised of both realized and unrealized foreign currency exchange gains and losses, in its accompanying consolidated statements of operations of $(21) and $(54) for the three months ended March 31, 2024 and 2023, respectively.

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

(3)     Recently Issued Accounting Standards and Accounting Standards Not yet Adopted

There are no recent accounting pronouncements that have been issued by the FASB, that are not yet effective and that the Company expects would have a material impact on the Company's financial statements.

(4)    Marketable Securities

Marketable securities as of March 31, 2024 and December 31, 2023 consisted of the following:

March 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$55,196	$—	$—	$55,196
Total marketable securities designated as available-for-sale	$55,196	$—	$—	$55,196

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$58,477	$—	$—	$58,477
Total marketable securities designated as available-for-sale	$58,477	$—	$—	$58,477

Interest income from marketable securities was $720 and $588 during the three months ended March 31, 2024 and 2023, respectively.

(5)     Stockholder's Equity

(a) Stock Equity and Incentive Plan
The Company recognizes stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation-Stock Compensation. On June 8, 2022, at the Company's 2022 Annual Meeting of Stockholders, the stockholders of the Company approved an amendment and restatement of the Company’s current equity compensation plan to increase the number of shares of common stock reserved for issuance under the plan by 1,280 shares, from 4,800 shares to 6,080 shares (excluding rollover shares). Stock-based compensation expense was $517 and $284, excluding $5 and $12 of compensation expense related to our Amended and Restated 1996 Employee Stock Purchase Plan, or the ESPP, for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there was $1,918 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.68 years. As of March 31, 2024, there was $2,399 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 2.65 years.

Stock Options

During the three months ended March 31, 2024, no shares of common stock were issued upon the exercise of stock options. Additionally, during the three months ended March 31, 2024, 266 stock options were granted and 14 stock options expired, were canceled or were forfeited. During the three months ended March 31, 2023, 317 stock options were granted. The Company has historically estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions utilized to determine the fair value of options granted during the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	4.36%	4.49%
Expected volatility	48.63%	43.93%
Expected life (in years)	4.32	4.30
Dividend yield	0%	0%

As of March 31, 2024, there were 1,482 options outstanding with a weighted average exercise price of $8.75 per share and 641 options exercisable with a weighted average exercise price of $9.86 per share.

Restricted Stock

During the three months ended March 31, 2024, 122 shares of restricted stock were granted with a weighted average grant date fair value of $5.03 per share and 8 shares of restricted stock were forfeited. Additionally, during the three months ended March 31, 2024, 66 shares of restricted stock vested, of which no shares of common stock were surrendered to the Company as payment by employees in lieu of cash to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

As of March 31, 2024, the Company had no unvested outstanding options and no outstanding shares of restricted stock that were subject to performance-based or market-based vesting conditions.

(b) Employee Stock Purchase Plan

The Company's ESPP affords eligible employees the right to purchase common stock, via payroll deductions, through various offering periods at a purchase price equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the three months ended March 31, 2024 and 2023, 24 and 0 shares were issued under the ESPP plan, respectively. The Company recorded compensation charges related to the ESPP of $5 and $12 for the three months ended March 31, 2024 and 2023, respectively.

(c) Stock-Based Compensation Expense
The following table presents stock-based compensation expense, including expense for the ESPP, in the Company's consolidated statements of operations for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31,
	2024	2023
Cost of service sales	$7	$4
Cost of product sales	9	7
Research and development	89	88
Sales, marketing and support	71	38
General and administrative	346	159
	$522	$296

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

The balances for the three months ended March 31, 2024 and 2023 are as follows:

	Foreign Currency Translation	Unrealized (Loss) Gain on Available for Sale Marketable Securities	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2023	$(4,185)	$—	$(4,185)
Other comprehensive income	229	—	229
Net other comprehensive income	229	—	229
Balance, March 31, 2024	$(3,956)	$—	$(3,956)

	Foreign Currency Translation	Unrealized (Loss) Gain on Available for Sale Marketable Securities	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2022	$(4,098)	$(12)	$(4,110)
Other comprehensive income	66	13	79
Net other comprehensive income	66	13	79
Balance, March 31, 2023	$(4,032)	$1	$(4,031)

(6)     Net (Loss) Income per Common Share

    Basic net (loss) income per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. For the three months ended March 31, 2024, since there was a net loss, the Company excluded 1,584 shares underlying outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these convertible securities would have reduced the net loss per share.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three Months Ended
	March 31,
	2024	2023
Weighted average common shares outstanding—basic	19,286	18,882
Dilutive common shares issuable in connection with stock plans	—	153
Weighted average common shares outstanding—diluted	19,286	19,035

(7)     Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in first-out costing method. Inventories as of March 31, 2024 and December 31, 2023 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	March 31, 2024	December 31, 2023
Raw materials	$11,547	$11,352
Work in process	3,310	2,617
Finished goods	4,232	5,077
	$19,089	$19,046

(8)     Property and Equipment

Property and equipment, net, as of March 31, 2024 and December 31, 2023 consist of the following:

	March 31, 2024	December 31, 2023
Land	$2,833	$2,833
Building and improvements	18,839	18,839
Leasehold improvements	442	445
Machinery and equipment	6,001	5,989
Revenue-generating assets	60,425	60,984
Office and computer equipment	14,931	14,213
Motor vehicles	31	31
	103,502	103,334
Less accumulated depreciation	(57,272)	(55,654)
	$46,230	$47,680

Depreciation expense was $3,147 and $3,368 for the three months ended March 31, 2024 and 2023, respectively.

Certain revenue-generating hardware assets are utilized by the Company in the delivery of the Company's airtime services, media and other content.

As of March 31, 2024 and December 31, 2023, the long-lived tangible assets related to the Company’s international subsidiaries were less than 10% of the Company’s long-lived tangible assets.

(9)     Product Warranty

The Company’s products carry standard limited warranties that range from one to two years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying consolidated statements of operations. As of March 31, 2024 and December 31, 2023, the Company had accrued product warranty costs of $726 and $828, respectively.

The following table summarizes product warranty activity during 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
Beginning balance	$828	$1,287
Charges to expense	264	44
Costs incurred	(366)	(619)
Ending balance	$726	$712

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

The following tables present financial assets and liabilities at March 31, 2024 and December 31, 2023 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

March 31, 2024	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$55,196	$55,196	$—	$—	(a)

December 31, 2023	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$58,477	$58,477	$—	$—	(a)
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

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company's non-financial assets, such as intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if indications of impairment exist. There was no impairment of the Company's non-financial assets noted during the three months ended March 31, 2024 or 2023. The Company does not have any liabilities that are recorded at fair value on a non-recurring basis.

(12)     Intangible Assets

Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of intangible assets is measured by a comparison of the carrying amount of an asset group to its future undiscounted cash flows. If these comparisons indicate that an asset group is not recoverable, the Company will recognize an impairment loss for the amount by which the carrying value of the asset group exceeds its related estimated fair value. The Company has determined that the assets within each of the Company's reporting units (Mobile Broadband (MBB) and KVH Media Group (Media)) are highly interrelated and interdependent on each other to generate revenues, and thus independent cash flows are not identifiable at a level lower than that of these reporting units. Accordingly, the Company's asset groups were determined to be its reporting units (MBB and Media).

The changes in the carrying amount of intangible assets during the three months ended March 31, 2024 are as follows:

Amounts
Balance at December 31, 2023	$1,194
Amortization expense	(100)
Intangible assets acquired in asset acquisition	10
Foreign currency translation adjustment	1
Balance at March 31, 2024	$1,105

Intangible assets arose from the purchase of distribution rights from Kognitive Networks Inc. and the purchase of KVH Industries Norway AS. The assets related to the distribution rights with Kognitive Networks are being amortized on a straight-line basis over the estimated useful life of 3 years. The assets related to the purchase of KVH Industries Norway AS for acquired intellectual property are fully amortized.

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

Acquired intangible assets are subject to amortization. The following table summarizes acquired intangible assets at March 31, 2024 and December 31, 2023, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 31, 2024
Subscriber relationships	$21	$2	$19
Distribution rights	1,250	164	1,086
Intellectual property	2,284	2,284	—
	$3,555	$2,450	$1,105
December 31, 2023
Subscriber relationships	$11	$1	$10
Distribution rights	1,250	66	1,184
Intellectual property	2,284	2,284	—
	$3,545	$2,351	$1,194

Amortization expense related to intangible assets was $100 and $93 for the three months ended March 31, 2024 and 2023, respectively. Amortization expense was categorized as general and administrative expense.

As of March 31, 2024, the total weighted average remaining useful lives of the definite-lived intangible assets was 3.0.

Estimated future amortization expense for intangible assets recorded by the Company at March 31, 2024 is as follows:

Years ending December 31,	Amortization Expense
2024	$301
2025	402
2026	402
Total amortization expense	$1,105

(13)     Revenue from Contracts with Customers

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised products and services. The amount of revenue recognized reflects the consideration which the Company expects to be entitled to receive in exchange for these products and services.

Disaggregation of Revenue

The following table summarizes net sales from contracts with customers for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
Service - over time	$25,038	$28,740
Product - point in time	4,229	5,403
Total net sales	$29,267	$34,143

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

The Company offers a comprehensive family of mobile satellite antenna services and products that provide access to the Internet, television, and VoIP services while on the move. Product sales accounted for 14% and 16% of the Company's consolidated net sales for the three months ended March 31, 2024 and 2023, respectively. Service sales of VSAT Broadband airtime service accounted for 78% and 79% of the Company's consolidated net sales for the three months ended March 31, 2024 and 2023, respectively. The balance of service sales is comprised of distribution of commercially licensed entertainment and news, product repairs, and extended warranty sales.

No other single product class accounts for 10% or more of the Company's consolidated net sales.

The Company operates in a number of major geographic areas, including internationally. Revenues from international locations primarily include Singapore, Canada, South American countries, European Union countries and other European countries, and countries in Africa, the Middle East and Asia/Pacific, including India. Revenues are based upon customer location, and revenues from international locations represented 72% and 65% of consolidated net sales for the three months ended March 31, 2024 and 2023, respectively. Sales to Singapore customers represented 22% and 18% of the Company's consolidated net sales for the three months ended March 31, 2024 and 2023, respectively. No other individual foreign country represented 10% or more of the Company's consolidated net sales for the three months ended March 31, 2024 or 2023.

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

No single customer accounted for 10% or more of consolidated net sales for the three months ended March 31, 2024 or 2023. One customer accounted for approximately 20% and 23% of accounts receivable at March 31, 2024 and December 31, 2023, respectively. One customer accounted for 61% and 62% of long-term accounts receivable included in other non-current assets on the consolidated balance sheets related to sales-type leases at March 31, 2024 and December 31, 2023, respectively.

Certain components from third parties used in the Company’s products are procured from single sources of supply. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the Company’s delivery of products and thereby materially adversely affect the Company’s revenues and operating results.

(14)     Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2024 was (2.5)% compared with 4.7% for the corresponding periods in the prior year. The effective income tax rate is based on estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable periods, including retroactive changes in tax legislation, settlements of tax audits or assessments, and the resolution or identification of tax position uncertainties.

For the three months ended March 31, 2024 and 2023, the effective tax rates differed from the statutory tax rate primarily due to the Company maintaining a valuation allowance reserve on its U.S. deferred tax assets, discrete tax adjustments and the composition of income from foreign jurisdictions taxed at lower rates.

As of March 31, 2024 and December 31, 2023, the Company had reserves for uncertain tax positions of $693 and $673, respectively. There were no material changes during the three months ended March 31, 2024 to the Company’s reserve for uncertain tax positions. The Company estimates that it is reasonably possible that the balance of unrecognized tax benefits as of March 31, 2024 may decrease $27 in the next twelve months as a result of a lapse of statutes of limitations and settlements with taxing authorities.

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

(15)     Leases

Lessee

The Company has operating leases for office facilities, equipment, and satellite service capacity and related equipment. Lease expense was $353 and $452 for the three months ended March 31, 2024 and 2023, respectively. Short-term operating lease costs were $19 and $25 for the three months ended March 31, 2024 and 2023, respectively. Maturities of lease liabilities as of March 31, 2024 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows:

Remainder of 2024	$1,023
2025	349
2026	116
2027	110
2028 and thereafter	107
Total minimum lease payments	$1,705

Less amount representing interest	$(96)
Present value of net minimum operating lease payments	$1,609
Less current installments of obligation under current-operating lease liabilities	$1,211
Obligations under long-term operating lease liabilities, excluding current installments	$398

Weighted-average remaining lease term - operating leases (years)	2.00
Weighted-average discount rate - operating leases	5.50%

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

The current portion of the net investment in these leases was $3,284 as of March 31, 2024 and the non-current portion of the net investment in these leases was $3,269 as of March 31, 2024. The current portion of the net investment in the leases is included in accounts receivable, net of allowance for doubtful accounts on the accompanying consolidated balance sheets and the non-current portion of the net investment in these leases is included in other non-current assets on the accompanying consolidated balance sheets. Interest income from sales-type leases was $129 and $168 during the three months ended March 31, 2024 and 2023, respectively.

The future undiscounted cash flows from these leases as of March 31, 2024 are:

Remainder of 2024	$2,989
2025	2,150
2026	1,188
2027	658
2028	230
2029	9
Total undiscounted cash flows	$7,224

Present value of lease payments	$6,553
Difference between undiscounted cash flows and discounted cash flows	$671

In 2021, the Company began entering into three-year leases for its TracPhone VSAT systems, in which ownership of the hardware does not transfer to the lessee by the end of the lease term. As a result, and in light of other factors indicated in ASC 842, these leases are classified as operating leases.

As of March 31, 2024, the gross costs and accumulated depreciation associated with these operating leases are included in revenue generating assets and amounted to $1,861 and $975, respectively. They are depreciated on a straight-line basis over a five-year estimated useful life. Depreciation expense for these assets was $93 for the three months ended March 31, 2024, respectively.

Lease revenue recognized was $125 for the three months ended March 31, 2024, respectively, in service sales in the consolidated statements of operations.

As of March 31, 2024, minimum future lease payments to be recognized on the operating leases are as follows:

Remainder of 2024	$217
2025	25
Total	$242

(16)     Restructuring

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

The Company expects that it will continue its product manufacturing activities for a period of time in order to generate a targeted amount of inventory of maritime satellite connectivity and satellite television terminals to meet anticipated demand and that it will cease substantially all manufacturing activity at the Middletown facility by the end of 2024. The Company expects to continue to facilitate customer transition to third-party hardware products compatible with the Company’s mobile satellite communications services. The Company also plans to continue to conduct maintenance, service, warehousing, shipping and receiving activities at the Middletown location.

As part of this restructuring, the Company will reduce its headcount by approximately 75 employees, or approximately 20% of its total workforce as of the time the Company announced the restructuring. Approximately one-half of the employee terminations have been completed, and the remaining terminations are expected to be completed by the end of the second quarter of 2024. Approximately $2.2 million of severance charges were incurred in the three months ended March 31, 2024. The Company expects to incur aggregate severance charges for this restructuring of approximately $3.3 million, consisting of approximately $3.0 million of cash charges and approximately $0.3 million of non-cash charges arising from pre-existing contractual obligations to accelerate vesting of certain outstanding equity compensation awards.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction

The statements included in this quarterly report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding our future financial results, operating results, business strategies, projected costs, products and services, competitive positions and plans, customer preferences, consumer trends, anticipated product development, and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Risk Factors” in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2023. These and many other factors could affect our future financial and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by us or on our behalf. For example, our expectations regarding certain items as a percentage of sales assume that we will achieve our anticipated sales goals. The following discussion and analysis should be read in conjunction with our consolidated interim financial statements and related notes appearing elsewhere in this report.

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

We generate a substantial majority of our revenues from sales of satellite Internet airtime services. We provide, for monthly fixed fees and per-usage fees, satellite connectivity encompassing broadband Internet, data and VoIP services, to customers via our global HTS network. In mid-2022, we launched our KVH ONE hybrid network, which integrates global satellite service with KVH-provided cellular service in more than 150 countries, along with shore-based Wi-Fi access. Revenue from our cellular airtime service has increasingly supplemented, and we expect will continue to supplement, our satellite-only airtime revenue. In addition, we earn monthly usage fees from sales of third-party satellite connectivity for VoIP, data and Internet services to our Inmarsat, Iridium, and Starlink customers who choose to activate their subscriptions with us. We expect to earn usage fees from OneWeb service upon the launch of that service in the second quarter of 2024. We also generate service revenue from product repairs and extended warranty sales.

Our service sales also include the distribution of entertainment, including news, sports, music, and movies, to commercial customers in the maritime and hotel markets through KVH Media Group, along with supplemental value-added services.

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

In February 2024, we announced a staged wind-down of our product manufacturing operations at our Middletown, Rhode Island location. The wind-down was driven by reduced demand for our hardware products in the face of intensifying competition in the third and fourth quarters of 2023. We concluded that we should discontinue our capital-intensive manufacturing activities and concentrate our efforts on growing sales of our multi-orbit, multi-channel, integrated communications solutions. We expect that we will continue our product manufacturing activities in order to generate a targeted amount of inventory of maritime satellite connectivity and satellite television terminals to meet anticipated demand and that we will cease substantially all manufacturing activity by the end of 2024. We expect to continue to facilitate customer transition to third-party hardware products compatible with our mobile satellite communications services. We also plan to continue to conduct maintenance, service, warehousing, shipping and receiving activities at the Middletown location.

As part of this restructuring, we will reduce our headcount by approximately 75 employees, or approximately 20% of our total workforce as of the time we announced the restructuring. Approximately one-half of the employee terminations have been completed, and the remaining terminations are expected to be completed by the end of the second quarter of 2024. Approximately $2.2 million of severance charges were incurred in the three months ended March 31, 2024. We expect to incur aggregate severance charges for this restructuring of approximately $3.3 million, consisting of approximately $3.0 million of cash charges and approximately $0.3 million of non-cash charges arising from pre-existing contractual obligations to accelerate vesting of certain outstanding equity compensation awards.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these interim financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure at the date of our interim financial statements. Our significant accounting policies are summarized in Note 1 to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2023.

Critical accounting estimates are those estimates made that involve a significant level of estimation uncertainty and have had or are reasonably likely to have an impact on our statement of operations. We believe that our accounting estimates for intangible assets and other long-lived assets are the only estimates critical to an understanding and evaluation of our financial results for the three months ended March 31, 2024, as discussed below.

Results of Operations
The following table provides, for the periods indicated, certain financial data relating to our operations expressed as a percentage of net sales:

	Three Months Ended
	March 31,
	2024	2023
Sales:
Service	85.6%	84.2%
Product	14.4	15.8
Net sales	100.0	100.0
Cost and expenses:
Costs of service sales	48.0	47.1
Costs of product sales	18.1	15.6
Research and development	10.4	7.5
Sales, marketing and support	18.4	16.7
General and administrative	18.1	13.6
Total costs and expenses	113.0	100.5
Loss from operations	(13.0)	(0.5)
Interest income	3.1	2.3
Other expense, net	(0.7)	(0.7)
(Loss) income before income tax expense	(10.6)	1.1
Income tax expense	0.3	0.1
Net (loss) income	(10.9)%	1.0%

Three months ended March 31, 2024 and 2023

Net Sales

Our net sales for the three months ended March 31, 2024 and 2023 were as follows:

			Change
	For the three months ended March 31,		2024 vs. 2023
	2024	2023	$	%
	(dollars in thousands)
Service	$25,038	$28,740	$(3,702)	(13)%
Product	4,229	5,403	(1,174)	(22)%
Net sales	$29,267	$34,143	$(4,876)	(14)%

Net sales decreased by $4.9 million, or 14%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Service sales decreased by $3.7 million, or 13%, to $25.0 million for the three months ended March 31, 2024 from $28.7 million for the three months ended March 31, 2023. The decrease was primarily due to a $4.1 million decrease in our VSAT service sales driven primarily by a decrease in subscribers, partially offset by a $0.7 million increase in Starlink service sales. Alternative solutions offered by recent low-earth-orbit (LEO) entrants have heightened competition in the global leisure segment and in commercial and government markets.

We expect that the trend of intensifying competition from LEO satellite service providers will continue and that our quarterly revenues from VSAT service sales will continue to decline on a year-over-year basis at least through the end of 2024. It is possible that the rate of reduction will accelerate. A key driver of the anticipated reduction in revenue is an acceleration of the previously disclosed transition by one of our largest customers, the U.S. Coast Guard, of its primary satellite service relationship to Starlink. As a result of the accelerated transition, the anticipated decline in revenue from this customer will occur earlier, reducing the aggregate amount of revenue we expect to receive from this customer in 2024.

Product sales decreased by $1.2 million, or 22%, to $4.2 million for the three months ended March 31, 2024 from $5.4 million for the three months ended March 31, 2023. The decrease in product sales was primarily due to a $1.3 million decrease in VSAT Broadband product sales and a $0.8 million decrease in TracVision product sales, partially offset by a $1.4 million increase in Starlink product sales. The decline in product sales was primarily due to a decrease in unit sales volume, particularly in our global leisure segment. Competition from low-cost alternatives to VSAT, which include streaming capabilities, has had a significant impact on sales of both TracVision and VSAT Broadband products in the leisure segment.

Costs of Sales

Costs of sales consists of costs of service sales and costs of product sales. Costs of sales decreased by $2.0 million, or 10%, in the three months ended March 31, 2024 to $19.4 million from $21.4 million in the three months ended March 31, 2023. The decrease in costs of sales was driven by a $2.0 million decrease in costs of service sales and a less than $0.1 million decrease in costs of product sales. As a percentage of net sales, costs of sales were 66% and 63% for the three months ended March 31, 2024 and 2023, respectively.

Our costs of service sales consist primarily of satellite service capacity, depreciation, service network overhead expense associated with our VSAT Broadband network infrastructure, direct network service labor, product installation costs, media materials and distribution costs, and service repair materials. For the three months ended March 31, 2024, costs of service sales decreased by $2.0 million, or 13%, to $14.0 million from $16.1 million for the three months ended March 31, 2023, primarily due to a $2.5 million decrease in VSAT Broadband airtime costs of service sales, partially offset by a $0.5 million increase in Starlink airtime costs of service sales. As a percentage of service sales, costs of service sales were 56% for both the three months ended March 31, 2024 and 2023. We expect that margins on our new reseller arrangements will be lower than current margins on our VSAT Broadband airtime services.

Our costs of product sales consist primarily of materials, manufacturing overhead, and direct labor used to produce our products. For the three months ended March 31, 2024, costs of product sales remained flat period-over-period at $5.3 million for both the three months ended March 31, 2024 and 2023, primarily due to a $1.3 million increase in Starlink cost of product sales, partially offset by a $0.7 million decrease in VSAT Broadband cost of product sales and a $0.6 million decrease in TracVision cost of product sales. As a percentage of product sales, costs of product sales were 126% and 98% for the three months ended March 31, 2024 and 2023, respectively. Cost of product sales increased as a percentage of product sales primarily due to unabsorbed expenses driven by the under-utilization of the factory and severance costs for manufacturing employees in the first quarter of 2024.

Operating Expenses

Research and development expense consists of direct labor, materials, external consultants, and related overhead costs that support our internally funded product development and product sustaining engineering activities. Research and development expense for the three months ended March 31, 2024 increased by $0.5 million, or 18%, to $3.0 million from $2.6 million for the three months ended March 31, 2023. The increase in research and development expense resulted primarily from a $0.5 million increase in salaries, benefits and taxes, which was driven by $0.8 million in costs related to the reduction in our workforce beginning in February 2024. As a percentage of net sales, research and development expense was 10% and 8% for the three months ended March 31, 2024 and 2023, respectively.

Sales, marketing, and support expense consists primarily of salaries and related expenses for sales and marketing personnel, commissions for both in-house and third-party representatives, costs related to the co-development of certain content, other sales and marketing support costs such as advertising, literature and promotional materials, product service personnel and support costs, warranty-related costs and bad debt expense. Sales, marketing and support expense also includes the operating expenses of our sales office subsidiaries in Denmark, Singapore, Brazil, and Japan. Sales, marketing and support expense for the three months ended March 31, 2024 decreased by $0.3 million, or 6%, to $5.4 million from $5.7 million for the three months ended March 31, 2023. The decrease in sales, marketing and support expense resulted primarily from a $0.3 million decrease in salaries, benefits and taxes, excluding costs related to the previously mentioned deduction in workforce, and a $0.2 million decrease in bad debt expense. These decreases were partially offset by $0.3 million in costs related to the reduction in our workforce beginning in February 2024. As a percentage of net sales, sales, marketing and support expense was 18% and 17% for the three months ended March 31, 2024 and 2023, respectively.

General and administrative expense consists of costs attributable to management, finance and accounting, information technology, human resources, certain outside professional services, and other administrative costs. General and administrative expense for the three months ended March 31, 2024 increased by $0.6 million, or 14%, to $5.3 million from $4.7 million for the three months ended March 31, 2023. The increase in general and administrative expense resulted primarily from a $1.2 million increase in salaries, benefits and taxes, which was driven by $0.6 million in costs related to the reduction in our workforce beginning in February 2024 and a $0.5 million reduction in reimbursements made by EMCORE for expenses incurred under the transition services agreement relating to the sale of the inertial navigation business in August 2022. Partially offsetting these items was a $1.0 million decrease in professional fees, related to a decrease in legal fees, as well as additional accounting and consulting costs incurred during the three months ended March 31, 2023 to prepare our 2022 annual filings. As a percentage of net sales, general and administrative expense was 18% and 14% for the three months ended March 31, 2024 and 2023, respectively.

Interest and Other Expense, Net

Interest income increased by $0.1 million to $0.9 million for the three months ended March 31, 2024 from $0.8 million for the three months ended March 31, 2023. Of the current period interest income of $0.9 million, $0.8 million is attributable to interest earned on cash and cash equivalents, and the remaining $0.1 million was attributable to interest from lease receivables. Other expense, net remained flat at $0.2 million for both the three months ended March 31, 2024 and 2023.

Income Tax Expense

Income tax expense for the three months ended March 31, 2024 and 2023 was $0.1 million and less than $0.1 million, respectively, and related to taxes on income earned in foreign jurisdictions.

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

As of March 31, 2024, we had $66.6 million in cash, cash equivalents, and marketable securities, of which $3.7 million in cash and cash equivalents was held in local currencies by our foreign subsidiaries. Our foreign subsidiaries held no marketable securities as of March 31, 2024. As of March 31, 2024, we had $93.0 million in working capital.

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

Net cash used in operations was $0.8 million for the three months ended March 31, 2024 compared to net cash used in operations of $6.8 million for the three months ended March 31, 2023. The $6.0 million decrease in net cash used in operations was primarily the result of a $17.3 million decrease in cash outflows related to accounts payable, a $1.1 million decrease in cash outflows relating to inventories, a change of $0.6 million related to non-cash items and a $0.2 million decrease in cash outflows relating to prepaid expenses and other current assets, partially offset by an $8.5 million increase in cash outflows relating to accrued compensation, product warranty and other expenses, a $3.5 million increase in net loss, and a $1.1 million decrease in cash inflows relating to accounts receivable.

Net cash provided by investing activities was $0.9 million for the three months ended March 31, 2024 compared to net cash used in investing activities of $2.7 million for the three months ended March 31, 2023. The $3.6 million change in net cash provided by investing activities was primarily the result of a $3.9 million decrease in net investment in marketable securities, partially offset by a $0.3 million increase in capital expenditures.

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2024 compared to net cash provided by financing activities of $0.8 million for the three months ended March 31, 2023. The $0.7 million decrease in net cash provided by financing activities is primarily attributable to a $0.9 million decrease in cash inflows relating to proceeds from the exercise of stock options and purchases under our employee stock purchase plan, partially offset by a $0.2 million decrease in cash outflows related to the repurchase of common stock to satisfy specific tax withholding obligations arising from accelerated vesting of executive stock grants in 2023.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024, the end of the period covered by this interim report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated changes in our internal control over financial reporting that occurred during the first quarter of 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the first quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following financial information from KVH Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive (Loss) Income (unaudited), (iv) the Consolidated Statements of Stockholders' Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to Consolidated Interim Financial Statements (unaudited).
		X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2024

KVH Industries, Inc.

By:	/s/ ANTHONY F. PIKE
Anthony F. Pike
(Duly Authorized Officer and Chief Financial Officer)