Form 10-Q
period 2024-06-30
KVH INDUSTRIES INC \DE\
filed 2024-08-01
CIK 1007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
July 29, 2024	Common Stock, par value $0.01 per share	19,714,086

KVH INDUSTRIES, INC. AND SUBSIDIARIES
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements
KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$10,357	$11,294
Marketable securities	38,903	58,477
Accounts receivable, net of allowance for credit losses of $1,131 and $1,168 as of June 30, 2024 and December 31, 2023, respectively	27,326	25,670
Inventories	22,715	19,046
Prepaid expenses and other current assets	19,191	4,331
Total current assets	118,492	118,818
Property and equipment, net	44,784	47,680
Intangible assets, net	1,014	1,194
Right of use assets	1,396	1,068
Other non-current assets	2,996	3,618
Deferred income tax asset	221	256
Total assets	$168,903	$172,634
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,618	$4,780
Accrued airtime	976	5,508
Accrued compensation and employee-related expenses	5,052	4,466
Accrued loss on future firm purchase commitments	2,961	3,569
Accrued other	2,597	2,588
Accrued product warranty costs	636	828
Deferred revenue	1,586	1,774
Current operating lease liability	964	786
Liability for uncertain tax positions	712	673
Total current liabilities	25,102	24,972
Long-term operating lease liability	421	289
Deferred income tax liability	2	1
Total liabilities	$25,525	$25,262
Commitments and contingencies (Notes 2, 11, and 16)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 21,170,195 and 21,066,899 shares issued at June 30, 2024 and December 31, 2023, respectively; and 19,714,086 and 19,610,790 shares outstanding at June 30, 2024 and December 31, 2023, respectively	212	211
Additional paid-in capital	166,490	165,140
Accumulated deficit	(7,243)	(1,704)
Accumulated other comprehensive loss	(3,991)	(4,185)
	155,468	159,462
Less: treasury stock at cost, common stock, 1,456,109 shares as of June 30, 2024 and December 31, 2023	(12,090)	(12,090)
Total stockholders’ equity	143,378	147,372
Total liabilities and stockholders’ equity	$168,903	$172,634
See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Sales:
Service	$24,674	$28,746	$49,712	$57,486
Product	3,999	4,840	8,228	10,243
Net sales	28,673	33,586	57,940	67,729
Costs and expenses:
Costs of service sales	15,469	15,534	29,513	31,610
Costs of product sales	4,299	6,218	9,607	11,531
Research and development	2,326	2,416	5,364	4,981
Sales, marketing and support	5,334	5,124	10,718	10,832
General and administrative	4,134	4,122	9,425	8,772
Total costs and expenses	31,562	33,414	64,627	67,726
(Loss) income from operations	(2,889)	172	(6,687)	3
Interest income	876	885	1,787	1,663
Other expense, net	(366)	(238)	(564)	(462)
(Loss) income before income tax (benefit) expense	(2,379)	819	(5,464)	1,204
Income tax (benefit) expense	(3)	46	75	64
Net (loss) income	$(2,376)	$773	$(5,539)	$1,140

Net (loss) income per common share
Basic	$(0.12)	$0.04	$(0.29)	$0.06
Diluted	$(0.12)	$0.04	$(0.29)	$0.06

Weighted average number of common shares outstanding:
Basic	19,381	19,153	19,333	19,018
Diluted	19,381	19,275	19,333	19,161

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net (loss) income	$(2,376)	$773	$(5,539)	$1,140
Other comprehensive income, net of tax:
Unrealized (loss) gain on available-for-sale securities	—	(1)	—	12
Foreign currency translation adjustment	(35)	77	194	143
Other comprehensive income, net of tax(1)	(35)	76	194	155
Total comprehensive (loss) income	$(2,411)	$849	$(5,345)	$1,295
(1) Tax impact was nominal for all periods.

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2024	21,205	$212	$165,768	$(4,867)	$(3,956)	(1,456)	$(12,090)	$145,067
Net loss	—	—	—	(2,376)	—	—	—	(2,376)
Other comprehensive loss	—	—	—	—	(35)	—	—	(35)
Stock-based compensation	—	—	722	—	—	—	—	722
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	(35)	—	—	—	—	—	—	—
Balance at June 30, 2024	21,170	$212	$166,490	$(7,243)	$(3,991)	(1,456)	$(12,090)	$143,378

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	21,067	$211	$165,140	$(1,704)	$(4,185)	(1,456)	$(12,090)	$147,372
Net loss	—	—	—	(5,539)	—	—	—	(5,539)
Other comprehensive income	—	—	—	—	194	—	—	194
Stock-based compensation	—	—	1,244	—	—	—	—	1,244
Issuance of common stock under employee stock purchase plan	24	—	95	—	—	—	—	95
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	79	1	11	—	—	—	—	12
Balance at June 30, 2024	21,170	$212	$166,490	$(7,243)	$(3,991)	(1,456)	$(12,090)	$143,378

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2023	20,826	$208	$161,779	$14,085	$(4,031)	(1,456)	$(12,090)	$159,951
Net income	—	—	—	773	—	—	—	773
Other comprehensive income	—	—	—	—	76	—	—	76
Stock-based compensation	—	—	578	—	—	—	—	578
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	143	2	1,333	—	—	—	—	1,335
Balance at June 30, 2023	20,969	$210	$163,690	$14,858	$(3,955)	(1,456)	$(12,090)	$162,713

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	20,631	$206	$160,475	$13,718	$(4,110)	(1,433)	$(11,851)	$158,438
Net income	—	—	—	1,140	—	—	—	1,140
Other comprehensive income	—	—	—	—	155	—	—	155
Stock-based compensation	—	—	874	—	—	—	—	874
Acquisition of treasury stock	—	—	—	—	—	(23)	(239)	(239)
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	338	4	2,341	—	—	—	—	2,345
Balance at June 30, 2023	20,969	$210	$163,690	$14,858	$(3,955)	(1,456)	$(12,090)	$162,713
See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(5,539)	$1,140
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	138	(1)
Depreciation and amortization	6,985	6,920
Deferred income taxes	36	3
Loss on disposals of fixed assets	1,211	323
Compensation expense related to stock-based awards and employee stock purchase plan	1,244	874
Unrealized currency translation loss	208	19
Changes in operating assets and liabilities:
Accounts receivable	(1,801)	481
Inventories	(3,669)	(1,447)
Prepaid expenses and other current assets	(14,867)	712
Other non-current assets	604	445
Accounts payable	4,841	(8,260)
Deferred revenue	(182)	203
Accrued compensation, product warranty and other	(4,666)	(4,598)
Net cash used in operating activities	$(15,457)	$(3,186)
Cash flows from investing activities:
Capital expenditures	(5,105)	(4,744)
Cash paid for acquisition of intangible asset	(21)	(23)
Purchases of marketable securities	(1,426)	(16,697)
Maturities and sales of marketable securities	21,000	15,422
Net cash provided by (used in) investing activities	$14,448	$(6,042)
Cash flows from financing activities:
Proceeds from stock options exercised and employee stock purchase plan	96	2,367
Purchase of treasury stock	—	(239)
Payment of finance lease	—	(22)
Net cash provided by financing activities	$96	$2,106
Effect of exchange rate changes on cash and cash equivalents	(24)	74
Net decrease in cash and cash equivalents	(937)	(7,048)
Cash and cash equivalents at beginning of period	11,294	21,056
Cash and cash equivalents at end of period	$10,357	$14,008
Supplemental disclosure of non-cash investing and financing activities:
Changes in accrued other and accounts payable related to property and equipment additions	$21	$47
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

KVH’s service sales primarily represent revenue earned from satellite Internet airtime services. KVH provides, for monthly fixed and per-usage fees, satellite connectivity encompassing broadband Internet and VoIP services, to its TracNet H-series and TracPhone V-HTS series customers via KVH’s global high-throughput satellite (HTS) network. Revenue from our cellular airtime service supplements KVH’s satellite-only airtime revenue following the July 2022 launch of the KVH ONE hybrid network and TracNet H-series terminals. This service and product combination integrates global satellite service with KVH-provided cellular service in more than 150 countries, along with shore-based Wi-Fi access. In March 2023, KVH began selling Starlink terminals and in September 2023 became a Starlink authorized hardware and airtime reseller. The May 2023 introduction of the KVH ONE OpenNet Program expanded access to KVH's global HTS network and airtime services to non-KVH terminals for the first time.

AgilePlans, KVH’s connectivity as a service offering, is a monthly subscription model that provides global connectivity to commercial maritime customers. The subscription can include KVH VSAT terminals and data service, Starlink terminals and data service, KVH’s CommBox™ Edge Communications Gateway and associated service licensing, VoIP, daily news, subsidized shipping and installation, and global support for a monthly fee with no minimum contract commitment. KVH offers AgilePlans subscribers a variety of airtime data plans with varying data speeds and fixed data usage levels with per megabyte overage charges. These airtime plans are similar to those the Company offers to customers who elect to purchase or lease a TracNet H-series or TracPhone V-HTS series terminal.

The Company recognizes the monthly AgilePlans subscription fee as service revenue over the service delivery period. The Company retains ownership of the hardware it provides to AgilePlans customers, who must return the hardware to KVH if they decide to terminate the service. Because KVH does not sell the hardware under AgilePlans, the Company does not recognize any product revenue when the hardware is deployed to an AgilePlans customer. KVH records the cost of the hardware used by AgilePlans customers as revenue-generating assets and depreciates the cost over an estimated useful life of two to five years. Since the Company retains ownership of the hardware, it does not accrue any warranty costs for AgilePlans hardware; however, any maintenance costs on the hardware are expensed in the period these costs are incurred.

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

KVH's marine leisure business is highly seasonal. Seasonality can also impact the Company's commercial marine business, although typically to a lesser degree. Temporary suspensions of the Company's airtime services typically increase in the fourth and first quarters of each year as boats are placed out of service during the winter months. Historically, the Company has generated the majority of its marine leisure product revenues during the first and second quarters of each year, and these revenues typically decline in the third and fourth quarters of each year, compared to the first two quarters.

In February 2024, the Company announced a staged wind-down of its product manufacturing operations at its Middletown, Rhode Island location. The Company expects that it will continue its product manufacturing activities in order to generate a targeted amount of inventory of maritime satellite connectivity and satellite television terminals to meet anticipated demand and that it will cease substantially all manufacturing activity by the end of 2025. The Company expects to continue to facilitate customer transition to third-party hardware products compatible with its mobile satellite communications services.

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

The consolidated interim financial statements have not been audited by the Company’s independent registered public accounting firm and include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These consolidated interim financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2023 filed on March 15, 2024 with the Securities and Exchange Commission. The results for the three and six months ended June 30, 2024 are not necessarily indicative of operating results for the remainder of the year.

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

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries located in Denmark, Singapore and Cyprus are maintained using the United States dollar as the functional currency. Exchange rates in effect on the date of the transaction are used to record monetary assets and liabilities. Revenue and other expense elements are recorded at rates that approximate the rates in effect on the transaction dates. Foreign currency exchange gains and losses are recognized within “other expense, net” in the accompanying consolidated statements of operations. The Company recorded net foreign currency exchange losses, which are comprised of both realized and unrealized foreign currency exchange gains and losses, in its accompanying consolidated statements of operations of $(248) and $(56) for the three months ended June 30, 2024 and 2023, respectively, and $(269) and $(110) for the six months ended June 30, 2024 and 2023, respectively.

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

(4)    Marketable Securities

Marketable securities as of June 30, 2024 and December 31, 2023 consisted of the following:

June 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$38,903	$—	$—	$38,903
Total marketable securities designated as available-for-sale	$38,903	$—	$—	$38,903

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$58,477	$—	$—	$58,477
Total marketable securities designated as available-for-sale	$58,477	$—	$—	$58,477

Interest income from marketable securities was $706 and $687 during the three months ended June 30, 2024 and 2023, respectively, and $1,426 and $1,275 during the six months ended June 30, 2024 and 2023, respectively.

(5)     Stockholder's Equity

(a) Stock Equity and Incentive Plan
The Company recognizes stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation-Stock Compensation. Stock-based compensation expense was $721 and $566, excluding $1 and $12 of compensation charges related to our Amended and Restated 1996 Employee Stock Purchase Plan, or the ESPP, for the three months ended June 30, 2024 and 2023, respectively, and $1,238 and $850, excluding $6 and $24 of compensation shares related to the ESPP, for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, there was $1,614 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.68 years. As of June 30, 2024, there was $1,881 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 2.76 years.

Stock Options

During the three months ended June 30, 2024, no shares of common stock were issued upon the exercise of stock options. No shares were surrendered to the Company to satisfy minimum tax withholding obligations. Additionally, during the three months ended June 30, 2024, no stock options were granted and 257 stock options expired, were canceled or were forfeited.

During the six months ended June 30, 2024, no shares of common stock were issued upon the exercise of stock options. No shares were surrendered to the Company to satisfy minimum tax withholding obligations. Additionally, during the six months ended June 30, 2024, 266 stock options were granted and 271 stock options expired, were canceled or were forfeited. During the six months ended June 30, 2023, 317 stock options were granted. The Company has historically estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions utilized to determine the fair value of options granted during the six months ended June 30, 2024 and 2023 are as follows:

	Six Months Ended June 30,
	2024	2023
Risk-free interest rate	4.36%	4.49%
Expected volatility	48.63%	43.93%
Expected life (in years)	4.32	4.30
Dividend yield	0%	0%

As of June 30, 2024, there were 1,225 options outstanding with a weighted average exercise price of $8.64 per share and 599 options exercisable with a weighted average exercise price of $9.84 per share.

Restricted Stock

During the three months ended June 30, 2024, no shares of restricted stock were granted and 35 shares of restricted stock were forfeited. Additionally, during the three months ended June 30, 2024, 76 shares of restricted stock vested.

During the six months ended June 30, 2024, 122 shares of restricted stock were granted with a weighted average grant date fair value of $5.03 per share and 43 shares of restricted stock were forfeited. Additionally, during the six months ended June 30, 2024, 142 shares of restricted stock vested.

As of June 30, 2024, the Company had no unvested outstanding options and no outstanding shares of restricted stock that were subject to performance-based or market-based vesting conditions.

(b) Employee Stock Purchase Plan

The Company's ESPP affords eligible employees the right to purchase common stock, via payroll deductions, through various offering periods at a purchase price equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the three months ended June 30, 2024 and 2023, no shares were issued under the ESPP plan. During the six months ended June 30, 2024 and 2023, 24 and 0 shares were issued under the ESPP plan, respectively. The Company recorded compensation charges related to the ESPP of $1 and $12 for the three months ended June 30, 2024 and 2023, respectively, and $6 and $24 for the six months ended June 30, 2024 and 2023, respectively.

(c) Stock-Based Compensation Expense
The following table presents stock-based compensation expense, including expense for the ESPP, in the Company's consolidated statements of operations for the six months ended June 30, 2024 and 2023, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of service sales	7	5	$14	$9
Cost of product sales	$5	$9	14	16
Research and development	174	149	263	237
Sales, marketing and support	74	59	145	97
General and administrative	462	356	808	515
	$722	$578	$1,244	$874

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

The balances for the three months ended June 30, 2024 and 2023 are as follows:

	Foreign Currency Translation	Unrealized Gain (Loss) on Available for Sale Marketable Securities	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2024	$(3,956)	$—	$(3,956)
Other comprehensive loss	(35)	—	(35)
Net other comprehensive loss	(35)	—	(35)
Balance, June 30, 2024	$(3,991)	$—	$(3,991)

	Foreign Currency Translation	Unrealized Gain (Loss) on Available for Sale Marketable Securities	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2023	$(4,032)	$1	$(4,031)
Other comprehensive income (loss)	77	(1)	76
Net other comprehensive income (loss)	77	(1)	76
Balance, June 30, 2023	$(3,955)	$—	$(3,955)

The balances for the six months ended June 30, 2024 and 2023 are as follows:

	Foreign Currency Translation	Unrealized Gain (Loss) on Available for Sale Marketable Securities	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2023	$(4,185)	$—	$(4,185)
Other comprehensive income	194	—	194
Net other comprehensive income	194	—	194
Balance, June 30, 2024	$(3,991)	$—	$(3,991)

	Foreign Currency Translation	Unrealized (Loss) Gain on Available for Sale Marketable Securities	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2022	$(4,098)	$(12)	$(4,110)
Other comprehensive income	143	12	155
Net other comprehensive income	143	12	155
Balance, June 30, 2023	$(3,955)	$—	$(3,955)

(6)     Net (Loss) Income per Common Share

    Basic net (loss) income per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. For the three and six months ended June 30, 2024, since there was a net loss, the company excluded all 1,375 and 1,297, respectively, in outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these convertible securities would have reduced the net loss per share.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Weighted average common shares outstanding—basic	19,381	19,153	19,333	19,018
Dilutive common shares issuable in connection with stock plans	—	122	—	143
Weighted average common shares outstanding—diluted	19,381	19,275	19,333	19,161

(7)     Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in first-out costing method. Inventories as of June 30, 2024 and December 31, 2023 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	June 30, 2024	December 31, 2023
Raw materials	$15,485	$11,352
Work in process	3,836	2,617
Finished goods	3,394	5,077
	$22,715	$19,046

(8)     Prepaid Expenses and Other Current Assets

	June 30, 2024	December 31, 2023
Prepaid Starlink pooled data	$16,950	$—
Other prepaid expenses and other current assets	2,241	4,331
	$19,191	$4,331

During the second quarter of 2024, KVH expanded its relationship with Starlink through a bulk data distribution agreement. Under the agreement, KVH prepaid for access to a large block of Starlink Mobile Priority data at favorable rates. The new agreement offers KVH increased flexibility in the development and sales of custom, cost-effective airtime plans using Starlink’s Mobile Priority service. KVH began drawing from this prepaid pooled data in the third quarter of 2024.

(9)     Property and Equipment

Property and equipment, net, as of June 30, 2024 and December 31, 2023 consist of the following:

	June 30, 2024	December 31, 2023
Land	$2,833	$2,833
Building and improvements	18,839	18,839
Leasehold improvements	437	445
Machinery and equipment	6,020	5,989
Revenue-generating assets	64,526	60,984
Office and computer equipment	11,737	14,213
Motor vehicles	31	31
	104,423	103,334
Less accumulated depreciation	(59,639)	(55,654)
	$44,784	$47,680

Depreciation expense was $3,637 and $3,404 for the three months ended June 30, 2024 and 2023, respectively, and $6,784 and $6,772 for the six months ended June 30, 2024 and 2023, respectively.

Certain revenue-generating hardware assets are utilized by the Company in the delivery of the Company's airtime services, media and other content.

As of June 30, 2024 and December 31, 2023, the long-lived tangible assets related to the Company’s international subsidiaries were less than 10% of the Company’s long-lived tangible assets.

(10)     Product Warranty

The Company’s products carry standard limited warranties that range from one to two years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying consolidated statements of operations. As of June 30, 2024 and December 31, 2023, the Company had accrued product warranty costs of $636 and $828, respectively.

The following table summarizes product warranty activity during 2024 and 2023:

	Six Months Ended
	June 30,
	2024	2023
Beginning balance	$828	$1,287
Charges to expense	465	321
Costs incurred	(657)	(920)
Ending balance	$636	$688

(11)     Legal Matters

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

The following tables present financial assets and liabilities at June 30, 2024 and December 31, 2023 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

June 30, 2024	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$38,903	$38,903	$—	$—	(a)

December 31, 2023	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$58,477	$58,477	$—	$—	(a)
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

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company's non-financial assets, such as intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if indications of impairment exist. There was no impairment of the Company's non-financial assets noted during the six months ended June 30, 2024 or 2023. The Company does not have any liabilities that are recorded at fair value on a non-recurring basis.

(13)     Intangible Assets

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

The changes in the carrying amount of intangible assets during the six months ended June 30, 2024 are as follows:

Amounts
Balance at December 31, 2023	$1,194
Amortization expense	(201)
Intangible assets acquired in asset acquisition	21
Balance at June 30, 2024	$1,014

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

Acquired intangible assets are subject to amortization. The following table summarizes acquired intangible assets at June 30, 2024 and December 31, 2023, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2024
Subscriber relationships	$32	$5	$27
Distribution rights	1,250	263	987
Intellectual property	2,284	2,284	—
	$3,566	$2,552	$1,014
December 31, 2023
Subscriber relationships	$11	$1	$10
Distribution rights	1,250	66	1,184
Intellectual property	2,284	2,284	—
	$3,545	$2,351	$1,194

Amortization expense related to intangible assets was $101 and $55 for the three months ended June 30, 2024 and 2023, respectively, and $201 and $148 for the six months ended June 30, 2024 and 2023, respectively. Amortization expense was categorized as general and administrative expense.

As of June 30, 2024, the total weighted average remaining useful lives of the definite-lived intangible assets was 2.5 years.

Estimated future amortization expense for intangible assets recorded by the Company at June 30, 2024 is as follows:

Years ending December 31,	Amortization Expense
2024	$202
2025	406
2026	406
Total amortization expense	$1,014

(14)     Revenue from Contracts with Customers

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised products and services. The amount of revenue recognized reflects the consideration which the Company expects to be entitled to receive in exchange for these products and services.

Disaggregation of Revenue

The following table summarizes net sales from contracts with customers for the six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Service - over time	24,674	28,746	$49,712	$57,486
Product - point in time	$3,999	$4,840	8,228	10,243
Total net sales	$28,673	$33,586	$57,940	$67,729

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

The Company offers a comprehensive family of mobile satellite antenna services and products that provide access to the Internet, television, and VoIP services while on the move. Product sales accounted for 14% of the Company's consolidated net sales for both the three months ended June 30, 2024 and 2023 and 14% and 15% of the Company's consolidated net sales for the six months ended June 30, 2024 and 2023, respectively. Service sales of VSAT Broadband airtime service accounted for 74% and 80% of the Company's consolidated net sales for the three months ended June 30, 2024 and 2023, respectively, and 76% and 80% of the Company's consolidated net sales for the six months ended June 30, 2024 and 2023, respectively. The balance of service sales is comprised of distribution of commercially licensed entertainment and news, product repairs, and extended warranty sales.

No other single product class accounts for 10% or more of the Company's consolidated net sales.

The Company operates in a number of major geographic areas, including internationally. Revenues from international locations primarily include Singapore, Canada, South American countries, European Union countries and other European countries, and countries in Africa, the Middle East and Asia/Pacific, including India. Revenues are based upon customer location, and revenues from international locations represented 71% and 67% of consolidated net sales for the three months ended June 30, 2024 and 2023, respectively, and 72% and 66% of consolidated net sales for the six months ended June 30, 2024 and 2023, respectively. Sales to Singapore customers represented 20% and 19% of the Company's consolidated net sales for the three months ended June 30, 2024 and 2023, respectively. No other individual foreign country represented 10% or more of the Company's consolidated net sales for the three months ended June 30, 2024 or 2023. Sales to Singapore customers represented 21% and 18% of the Company's consolidated net sales for the six months ended June 30, 2024 and 2023, respectively. No other individual foreign country represented 10% or more of the Company's consolidated net sales for the six months ended June 30, 2024 or 2023.

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

No single customer accounted for 10% or more of consolidated net sales for the six months ended June 30, 2024 or 2023. One customer accounted for approximately 21% and 23% of accounts receivable at June 30, 2024 and December 31, 2023, respectively. One customer accounted for 57% and 62% of long-term accounts receivable included in other non-current assets on the consolidated balance sheets related to sales-type leases at June 30, 2024 and December 31, 2023, respectively.

Certain components from third parties used in the Company’s products are procured from single sources of supply. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the Company’s delivery of products and thereby materially adversely affect the Company’s revenues and operating results.

(15)     Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2024 was 0.1% and (1.4)%, respectively, compared with 5.6% and 5.3%, for the corresponding periods in the prior year. The effective income tax rate is based on estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable periods, including retroactive changes in tax legislation, settlements of tax audits or assessments, and the resolution or identification of tax position uncertainties.

For the three and six months ended June 30, 2024 and 2023, the effective tax rates differed from the statutory tax rate primarily due to the Company maintaining a valuation allowance reserve on its U.S. deferred tax assets, discrete tax adjustments and the composition of income from foreign jurisdictions taxed at lower rates.

As of June 30, 2024 and December 31, 2023, the Company had reserves for uncertain tax positions of $712 and $673, respectively. There were no material changes during the six months ended June 30, 2024 to the Company’s reserve for uncertain tax positions. The Company estimates that it is reasonably possible that the balance of unrecognized tax benefits as of June 30, 2024 may decrease $27 in the next twelve months as a result of a lapse of statutes of limitations and settlements with taxing authorities.

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

(16)     Leases

Lessee

The Company has operating leases for office facilities, equipment, and satellite service capacity and related equipment. Lease expense was $366 and $422 for the three months ended June 30, 2024 and 2023, respectively, and $719 and $874 for the six months ended June 30, 2024 and 2023, respectively. Short-term operating lease costs were $20 and $15 for the three months ended June 30, 2024 and 2023, respectively, and $39 and $40 for the six months ended June 30, 2024 and 2023, respectively. Maturities of lease liabilities as of June 30, 2024 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows:

Remainder of 2024	$687
2025	421
2026	142
2027	110
2028 and thereafter	107
Total minimum lease payments	$1,467

Less amount representing interest	$(82)
Present value of net minimum operating lease payments	$1,385
Less current installments of obligation under current-operating lease liabilities	$964
Obligations under long-term operating lease liabilities, excluding current installments	$421

Weighted-average remaining lease term - operating leases (years)	1.97
Weighted-average discount rate - operating leases	5.50%

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

The current portion of the net investment in these leases was $3,326 as of June 30, 2024 and the non-current portion of the net investment in these leases was $2,995 as of June 30, 2024. The current portion of the net investment in the leases is included in accounts receivable, net of allowance for doubtful accounts on the accompanying consolidated balance sheets, and the non-current portion of the net investment in these leases is included in other non-current assets on the accompanying consolidated balance sheets. Interest income from sales-type leases was $117 and $174 during the three months ended June 30, 2024 and 2023, respectively, and $246 and $342 during the six months ended June 30, 2024 and 2023, respectively.

The future undiscounted cash flows from these leases as of June 30, 2024 are:

Remainder of 2024	$2,360
2025	2,273
2026	1,273
2027	717
2028	270
2029	22
Total undiscounted cash flows	$6,915

Present value of lease payments	$6,321
Difference between undiscounted cash flows and discounted cash flows	$594

In 2021, the Company began entering into three-year leases for its TracPhone VSAT systems, in which ownership of the hardware does not transfer to the lessee by the end of the lease term. As a result, and in light of other factors indicated in ASC 842, these leases are classified as operating leases.

As of June 30, 2024, the gross costs and accumulated depreciation associated with these operating leases are included in revenue generating assets and amounted to $1,861 and $1,080, respectively. They are depreciated on a straight-line basis over a five-year estimated useful life. Depreciation expense for these assets was $94 and $188 for the three and six months ended June 30, 2024, respectively.

Lease revenue recognized was $91 and $217 for the three and six months ended June 30, 2024, respectively, in service sales in the consolidated statements of operations.

As of June 30, 2024, minimum future lease payments to be recognized on the operating leases are as follows:

Remainder of 2024	$125
2025	25
Total	$150

(17)     Restructuring

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

The Company expects that it will continue its product manufacturing activities for a period of time in order to generate a targeted amount of inventory of maritime satellite connectivity and satellite television terminals to meet anticipated demand and that it will cease substantially all manufacturing activity at the Middletown facility by the end of 2025. The Company expects to continue to facilitate customer transition to third-party hardware products compatible with the Company’s mobile satellite communications services. The Company also plans to continue to conduct maintenance, service, warehousing, shipping and receiving activities at the Middletown location.

As part of this restructuring, the Company reduced its headcount by approximately 75 employees, or approximately 20% of its total workforce as of the time the Company announced the restructuring. As of June 30, 2024, all employee terminations were completed. During the three and six months ended June 30, 2024, the Company incurred $1.2 million and $3.4 million, respectively, of severance charges for this restructuring. The $3.4 million of severance charges incurred during the six months ended June 30, 2024 consisted of approximately $3.0 million of cash charges and approximately $0.3 million of non-cash charges arising from pre-existing contractual obligations to accelerate vesting of certain outstanding equity compensation awards.

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

We generate a substantial majority of our revenues from sales of satellite Internet airtime services. We provide, for monthly fixed fees and per-usage fees, satellite connectivity encompassing broadband Internet, data and VoIP services, to customers via our global HTS network. In mid-2022, we launched our KVH ONE hybrid network, which integrates global satellite service, including Ku-band VSAT using the Intelsat HTS network along with Starlink, Iridium, and other satellite services, with KVH-provided cellular service in more than 150 countries and shore-based Wi-Fi access. Revenue from our cellular airtime service has supplemented, and we expect will continue to supplement, our satellite-only airtime revenue. In addition, we earn monthly usage fees from sales of third-party satellite connectivity for VoIP, data and Internet services to our Inmarsat, Iridium, and Starlink customers who choose to activate their subscriptions with us. In March 2023, we began selling Starlink terminals and in September 2023 became a Starlink authorized hardware and airtime reseller. We expect to earn usage fees from OneWeb service upon the launch of that service, which we currently anticipate will occur late in the third quarter of 2024. We also generate service revenue from product repairs and extended warranty sales.

Our service sales also include the distribution of entertainment, including news, sports, music, and movies, to commercial customers in the maritime and hotel markets through KVH Media Group, along with supplemental value-added services.

Historically, our Ku-band VSAT communications service has been the primary driver of growth. However, these services represent a declining percentage of our revenues in the face of competition from emerging LEO services. Our satellite-only and hybrid products enable marine customers to receive data, VoIP, and value-added services via satellite, cellular, and shore-based Wi-Fi networks onboard commercial, leisure, and military/government vessels. In addition, our in-motion television terminals permit customers to receive live digital television via regional satellite services in marine vessels, recreational vehicles, buses and automobiles. We sell our products through an extensive international network of dealers and distributors. We also sell and lease products to service providers and end users.

In February 2024, we announced a staged wind-down of our product manufacturing operations at our Middletown, Rhode Island location. The wind-down was driven by reduced demand for our hardware products in the face of intensifying competition in the third and fourth quarters of 2023. We concluded that we should discontinue our capital-intensive manufacturing activities and concentrate our efforts on growing sales of our multi-orbit, multi-channel, integrated communications solutions. We expect that we will continue our product manufacturing activities in order to generate a targeted amount of inventory of maritime satellite connectivity and satellite television terminals to meet anticipated demand and that we will cease substantially all manufacturing activity by the end of 2025. We expect to continue to facilitate customer transition to third-party hardware products compatible with our mobile satellite communications services. We also plan to continue to conduct maintenance, service, warehousing, shipping and receiving activities at the Middletown location.

As part of this restructuring, we reduced our headcount by approximately 75 employees, or approximately 20% of our total workforce as of the time we announced the restructuring. As of June 30, 2024, all employee terminations were completed. During the three and six months ended June 30, 2024, we incurred $1.2 million and $3.4 million, respectively, of severance charges for this restructuring. The $3.4 million of severance charges incurred during the six months ended June 30, 2024 consisted of approximately $3.0 million of cash charges and approximately $0.3 million of non-cash charges arising from pre-existing contractual obligations to accelerate vesting of certain outstanding equity compensation awards.

During the second quarter of 2024, we expanded our relationship with Starlink through a bulk data distribution agreement. Under the agreement, we prepaid $17.0 million for access to a large block of Starlink Mobile Priority data at favorable rates. The new agreement offers us increased flexibility in the development and sale of custom airtime plans using Starlink’s Mobile Priority service.

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

Critical accounting estimates are those estimates made that involve a significant level of estimation uncertainty and have had or are reasonably likely to have an impact on our statement of operations. We believe that our accounting estimates for intangible assets and other long-lived assets are the only estimates critical to an understanding and evaluation of our financial results for the six months ended June 30, 2024, as discussed below.

Results of Operations
The following table provides, for the periods indicated, certain financial data relating to our operations expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Sales:
Service	86.1%	85.6%	85.8%	84.9%
Product	13.9	14.4	14.2	15.1
Net sales	100.0	100.0	100.0	100.0
Cost and expenses:
Costs of service sales	53.9	46.3	50.9	46.7
Costs of product sales	15.0	18.5	16.6	17.0
Research and development	8.1	7.2	9.3	7.4
Sales, marketing and support	18.6	15.3	18.5	16.0
General and administrative	14.4	12.3	16.3	13.0
Total costs and expenses	110.0	99.6	111.6	100.1
(Loss) income from operations	(10.0)	0.4	(11.6)	(0.1)
Interest income	3.1	2.6	3.1	2.5
Other expense, net	(1.3)	(0.7)	(1.0)	(0.7)
(Loss) income before income tax (benefit) expense	(8.2)	2.3	(9.5)	1.7
Income tax (benefit) expense	—	0.1	0.1	0.1
Net (loss) income	(8.2)%	2.2%	(9.6)%	1.6%

Three months ended June 30, 2024 and 2023

Net Sales

Our net sales for the three months ended June 30, 2024 and 2023 were as follows:

			Change
	For the three months ended June 30,		2024 vs. 2023
	2024	2023	$	%
	(dollars in thousands)
Service	$24,674	$28,746	$(4,072)	(14)%
Product	3,999	4,840	(841)	(17)%
Net sales	$28,673	$33,586	$(4,913)	(15)%

Net sales decreased by $4.9 million, or 15%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Service sales decreased by $4.1 million, or 14%, to $24.7 million for the three months ended June 30, 2024 from $28.7 million for the three months ended June 30, 2023. The decrease was primarily due to a $5.6 million decrease in our VSAT service sales driven primarily by a decrease in subscribers, partially offset by a $1.7 million increase in Starlink service sales. Alternative solutions offered by recent low-earth-orbit (LEO) entrants have heightened competition in the global leisure segment as well as in commercial and government markets. Subscribers to Starlink terminals have approximately doubled from March 31, 2024 to June 30, 2024. We expect that VSAT service sales will continue to decline while Starlink services sales will continue to grow.

We expect that the trend of intensifying competition from LEO satellite service providers will continue and that our quarterly revenues from VSAT service sales will continue to decline on a year-over-year basis. It is possible that the rate of reduction will accelerate. We anticipate that a key driver of the expected reduction in revenue will be an acceleration of the previously disclosed transition by one of our largest customers, the U.S. Coast Guard, of its primary satellite service relationship to Starlink. As a result of the accelerated transition, the anticipated decline in revenue from this customer will occur earlier, reducing the aggregate amount of revenue we expect to receive from this customer in 2024. We anticipate that this decline will begin in the third or fourth quarter of 2024.

Product sales decreased by $0.8 million, or 17%, to $4.0 million for the three months ended June 30, 2024 from $4.8 million for the three months ended June 30, 2023. The decrease in product sales was primarily due to a $1.1 million decrease in VSAT Broadband product sales, a $0.6 million decrease in TracVision product sales and a $0.3 million decrease in accessory product sales, partially offset by a $1.2 million increase in Starlink product sales. The decline in product sales was primarily due to a decrease in unit sales volume. Competition from low-cost alternatives to VSAT, which include streaming capabilities, has had a significant impact on sales of both TracVision and VSAT Broadband products.

Costs of Sales

Costs of sales consists of costs of service sales and costs of product sales. Costs of sales decreased by $2.0 million, or 9%, in the three months ended June 30, 2024 to $19.8 million from $21.8 million in the three months ended June 30, 2023. The decrease in costs of sales was driven by a $1.9 million decrease in costs of product sales and a $0.1 million decrease in costs of service sales. As a percentage of net sales, costs of sales were 69% and 65% for the three months ended June 30, 2024 and 2023, respectively.

Our costs of service sales consist primarily of satellite service capacity, depreciation, service network overhead expense associated with our VSAT Broadband network infrastructure, direct network service labor, product installation costs, media materials and distribution costs, and service repair materials. For the three months ended June 30, 2024, costs of service sales remained flat period-over-period at $15.5 million for both the three months ended June 30, 2024 and 2023, primarily due to a $1.6 million decrease in VSAT Broadband airtime costs of service sales, partially offset by a $1.3 million increase in Starlink airtime costs of service sales. As a percentage of service sales, costs of service sales were 63% and 54% for the three months ended June 30, 2024 and 2023, respectively. During the second quarter of 2024, we expanded our relationship with Starlink through a bulk data distribution agreement whereby we purchased access to a large block of data at favorable rates. Although we expect that future margins on sales of Starlink airtime services will be slightly lower than current margins on sales of our VSAT Broadband airtime services, we expect that the opportunities provided under the agreement will result in improved profitability compared to the previous arrangement with Starlink.

Our costs of product sales consist primarily of materials, manufacturing overhead, and direct labor used to produce our products. For the three months ended June 30, 2024, costs of product sales decreased by $1.9 million, or 31%, to $4.3 million from $6.2 million in the three months ended June 30, 2023, primarily due to a $1.7 million decrease in various manufacturing and other unabsorbed expenses, which primarily consists of labor, purchase price variance, excess and obsolescence write down, absorption and severance costs, a $0.8 million decrease in VSAT Broadband cost of product sales and a $0.5 million decrease in TracVision cost of product sales, partially offset by a $1.1 million increase in Starlink product sales. As a percentage of product sales, costs of product sales were 108% and 128% for the three months ended June 30, 2024 and 2023, respectively. Cost of product sales decreased as a percentage of product sales primarily due to improved purchase price variance and improved absorption driven by the reduction in headcount of manufacturing employees, as well as ramped up production required to achieved targeted inventory levels before completion of the staged wind-down.

Operating Expenses

Research and development expense consists of direct labor, materials, external consultants, and related overhead costs that support our internally funded product development and product sustaining engineering activities. Research and development expense for the three months ended June 30, 2024 decreased by $0.1 million, or 4%, to $2.3 million from $2.4 million for the three months ended June 30, 2023. During the three months ended June 30, 2024, we incurred $0.3 million in costs related to the reduction in our workforce beginning in February 2024, which was more than offset by various cost savings, including a $0.2 million decrease in other salaries, benefits and taxes. As a percentage of net sales, research and development expense was 8% and 7% for the three months ended June 30, 2024 and 2023, respectively.

Sales, marketing, and support expense consists primarily of salaries and related expenses for sales and marketing personnel, commissions for both in-house and third-party representatives, costs related to the co-development of certain content, other sales and marketing support costs such as advertising, literature and promotional materials, product service personnel and support costs, warranty-related costs and bad debt expense. Sales, marketing and support expense also includes the operating expenses of our sales office subsidiaries in Denmark, Singapore, Brazil, and Japan. Sales, marketing and support expense for the three months ended June 30, 2024 increased by $0.2 million, or 4%, to $5.3 million from $5.1 million for the three months ended June 30, 2023. The increase primarily resulted from a $0.4 million increase in bad debt expense and a $0.3 million increase in salaries, benefits and taxes, partially offset by a $0.2 million decrease in facilities expenses. As a percentage of net sales, sales, marketing and support expense was 19% and 15% for the three months ended June 30, 2024 and 2023, respectively.

General and administrative expense consists of costs attributable to management, finance and accounting, information technology, human resources, certain outside professional services, and other administrative costs. General and administrative expense for the three months ended June 30, 2024 remained flat period-over-period at $4.1 million for both the three months ended June 30, 2024 and 2023. During the three months ended June 30, 2024, we incurred $0.3 million in costs related to the reduction in our workforce beginning in February 2024, which was offset by a $0.4 million decrease in other salaries, benefits and taxes. As a percentage of net sales, general and administrative expense was 14% and 12% for the three months ended June 30, 2024 and 2023, respectively.

Interest and Other Expense, Net

Interest income represents interest earned on our cash and cash equivalents, as well as from investments and our sale-type lease receivables. Interest income remained flat period-over-period at $0.9 million for both the three months ended June 30, 2024 and 2023. Of the current period interest income of $0.9 million, $0.8 million is attributable to interest earned on cash and cash equivalents, while the remaining $0.1 million was attributable to interest from lease receivables. Other expense, net increased by $0.1 million to $0.4 million for the three months ended June 30, 2024 from other expense, net of $0.2 million for the three months ended June 30, 2023.

Income Tax (Benefit) Expense

Income tax (benefit) expense for each of the three months ended June 30, 2024 and 2023 was less than $0.1 million and related to taxes on income earned in foreign jurisdictions.

Six months ended June 30, 2024 and 2023

Net Sales

Our net sales for the six months ended June 30, 2024 and 2023 were as follows:

			Change
	For the six months ended June 30,		2024 vs. 2023
	2024	2023	$	%
	(dollars in thousands)
Service	$49,712	$57,486	$(7,774)	(14)%
Product	8,228	10,243	(2,015)	(20)%
Net sales	$57,940	$67,729	$(9,789)	(14)%

Net sales decreased by $9.8 million, or 14%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. Service sales decreased by $7.8 million, or 14%, to $49.7 million for the six months ended June 30, 2024 from $57.5 million for the six months ended June 30, 2023. The decrease was primarily due to a $9.7 million decrease in our VSAT service sales driven primarily by a decrease in subscribers, partially offset by a $2.3 million increase in Starlink service sales. Alternative solutions offered by recent LEO entrants have heightened competition in the global leisure segment and in commercial and government markets.

Product sales decreased by $2.0 million, or 20%, to $8.2 million for the six months ended June 30, 2024 from $10.2 million for the six months ended June 30, 2023. The decrease in product sales was primarily due to a $2.4 million decrease in VSAT Broadband product sales, a $1.4 million decrease in TracVision product sales and a $0.5 million decrease in accessory product sales, partially offset by a $2.6 million increase in Starlink product sales. The decline in product sales was primarily due to a decrease in unit sales volume. Competition from low-cost alternatives to VSAT, which include streaming capabilities, has had a significant impact on sales of both TracVision and VSAT Broadband products.

Costs of Sales

Costs of sales decreased by $4.0 million, or 9%, in the six months ended June 30, 2024 to $39.1 million from $43.1 million in the six months ended June 30, 2023. The decrease in costs of sales was driven by a $2.1 million decrease in costs of service sales and a $1.9 million decrease in costs of product sales. As a percentage of net sales, costs of sales were 68% and 64% for the six months ended June 30, 2024 and 2023, respectively.

For the six months ended June 30, 2024, costs of service sales decreased by $2.1 million, or 7%, to $29.5 million from $31.6 million for the six months ended June 30, 2023, primarily due to a $4.1 million decrease in VSAT Broadband airtime costs of service sales, partially offset by a $1.8 million increase in Starlink airtime costs of service sales. As a percentage of service sales, costs of service sales were 59% and 55% for the six months ended June 30, 2024 and 2023, respectively.

For the six months ended June 30, 2024, costs of product sales decreased by $1.9 million, or 17%, to $9.6 million from $11.5 million in the six months ended June 30, 2023, primarily due to a $1.4 million decrease in various manufacturing and other unabsorbed expenses, which primarily consists of labor, purchase price variance, excess and obsolescence write down, absorption and severance costs, a $1.4 million decrease in VSAT Broadband cost of product sales, a $1.1 million decrease in TracVision cost of product sales and a $0.3 million decrease in accessory cost of product sales, partially offset by a $2.4 million increase in Starlink cost of product sales. As a percentage of product sales, costs of product sales were 117% and 113% for the six months ended June 30, 2024 and 2023, respectively. Cost of product sales increased as a percentage of product sales primarily due to lower product sales volume, as well as the under-utilization of the factory and severance costs for manufacturing employees, partially offset by the improved purchase price variance.

Operating Expenses

Research and development expense for the six months ended June 30, 2024 increased by $0.4 million, or 8%, to $5.4 million from $5.0 million for the six months ended June 30, 2023. The increase in research and development expense resulted primarily from a $0.7 million increase in salaries, benefits and taxes, which was driven by $1.1 million in costs related to the reduction in our workforce beginning in February 2024. As a percentage of net sales, research and development expense was 9% and 7% for the six months ended June 30, 2024 and 2023, respectively.

Sales, marketing and support expense for the six months ended June 30, 2024 decreased by $0.1 million, or 1%, to $10.7 million from $10.8 million for the six months ended June 30, 2023. The decrease in sales, marketing and support expense resulted primarily from a $0.2 million decrease in facilities expenses, a $0.2 million decrease in external commissions and a $0.2 million decrease in marketing expenses. These decreases were partially offset by $0.4 million in costs related to the reduction in our workforce beginning in February 2024. As a percentage of net sales, sales, marketing and support expense was 19% and 16% for the six months ended June 30, 2024 and 2023, respectively.

General and administrative expense for the six months ended June 30, 2024 increased by $0.7 million, or 7%, to $9.4 million from $8.8 million for the six months ended June 30, 2023. The increase in general and administrative expense resulted primarily from a $1.1 million increase in salaries, benefits and taxes, which was driven by $0.9 million in costs related to the reduction in our workforce beginning in February 2024, and a $0.7 million reduction in reimbursements made by EMCORE for expenses incurred under the transition services agreement relating to the sale of the inertial navigation business in August 2022. Partially offsetting these items was a $1.0 million decrease in professional fees, related to a decrease in legal fees, as well as additional accounting and consulting costs incurred during the six months ended June 30, 2023 to prepare our 2022 annual filings. Lastly, there was a $0.3 million decrease in software license and maintenance fees. As a percentage of net sales, general and administrative expense was 16% and 13% for the six months ended June 30, 2024 and 2023, respectively.

Interest and Other Expense, Net

Interest income increased by $0.1 million to $1.8 million for the six months ended June 30, 2024 from $1.7 million for the six months ended June 30, 2023. Of the current period interest income of $1.8 million, $1.5 million is attributable to interest earned on cash and cash equivalents, and $0.2 million was attributable to interest from lease receivables. Other expense, net increased by $0.1 million to $0.6 million for the six months ended June 30, 2024 from other expense, net $0.5 million for the six months ended June 30, 2023.

Income Tax Expense

Income tax expense for each of the six months ended June 30, 2024 and 2023 was $0.1 million and related to taxes on income earned in foreign jurisdictions.

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

As of June 30, 2024, we had $49.3 million in cash, cash equivalents, and marketable securities, of which $3.3 million in cash and cash equivalents was held in local currencies by our foreign subsidiaries. Our foreign subsidiaries held no marketable securities as of June 30, 2024. As of June 30, 2024, we had $93.4 million in working capital.

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

Net cash used in operations was $15.5 million for the six months ended June 30, 2024 compared to net cash used in operations of $3.2 million for the six months ended June 30, 2023. The $12.3 million increase in net cash used in operations was primarily the result of a $15.6 million increase in cash outflows relating to prepaid expenses and other current assets, a $6.7 million increase in net loss, a $2.3 million decrease in cash inflows relating to accounts receivable, a $2.2 million increase in cash outflows relating to inventories, and a $0.4 million decrease in cash inflows relating to deferred revenue, partially offset by a $13.1 million decrease in cash outflows related to accounts payable and a $1.7 million increase in non-cash items.

Net cash provided by investing activities was $14.4 million for the six months ended June 30, 2024 compared to net cash used in investing activities of $6.0 million for the six months ended June 30, 2023. The $20.5 million change in net cash provided by investing activities was primarily the result of a $20.8 million decrease in net investment in marketable securities, partially offset by a $0.4 million increase in capital expenditures.

Net cash provided by financing activities was $0.1 million for the six months ended June 30, 2024 compared to net cash provided by financing activities of $2.1 million for the six months ended June 30, 2023. The $2.0 million decrease in net cash provided by financing activities is primarily attributable to a $2.3 million decrease in cash inflows relating to proceeds from the exercise of stock options and purchases under our employee stock purchase plan, partially offset by a $0.2 million decrease in cash outflows related to the repurchase of common stock to satisfy specific tax withholding obligations arising from accelerated vesting of executive stock grants in 2023.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this interim report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated changes in our internal control over financial reporting that occurred during the second quarter of 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the second quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We recorded substantial losses from continuing operations in the first half of 2024 and in each of the last four fiscal years (notwithstanding the income we recognized in 2022 from the sale of the inertial navigation business and in 2021 from the forgiveness of the PPP Loan). Although our continuing operations were profitable in the fourth quarter of 2022 and second quarter of 2023, we may continue to incur losses as we face increasingly stiff competition. Our recent restructuring, workforce reduction and other cost-reduction measures may be insufficient to offset recent and accelerating reductions in our revenues. Recent inflation in the prices of goods and services, including wages, has also hampered our ability to improve profitability. In order to maintain and improve our competitive position, generate revenue and achieve sustained profitability, we must overcome recent reductions in our airtime subscriber base, reduce our bandwidth costs, and continue to introduce new and improved solutions. Our inability to accomplish any of these goals could have a material adverse effect on our revenues, profitability and cash flow, and we cannot assure you when, or whether, we will regain sustained profitability.

Our losses may increase if we are unable to effectively adapt to changes in our business and industry.

The traditional geosynchronous satellite communications industry is experiencing significant disruption arising from customers’ rapid transition to less expensive LEO services, including Starlink, as well as increased reliance on other forms of data transmission, including Wi-Fi and cellular data services. Like others in our industry, we are experiencing reduced demand for our traditional satellite communications services and products, which we expect will continue. Although we are adapting to this transition by becoming an authorized reseller of Starlink, OneWeb and cellular data services and related products, there can be no assurance that we will generate the same level of revenue or gross margin from these sources that we derived from sales of VSAT airtime and related products. Moreover, our VSAT services require a separate infrastructure, which generates certain costs that are relatively fixed for a period of time. As customers transition away from VSAT services, our remaining VSAT services become less profitable and may eventually become insufficiently profitable to continue. If we are unable to efficiently operate both VSAT and LEO services and cost-effectively manage the ongoing transition to the latter, the expenses we incur may exceed associated revenues and thereby increase our losses.

Fluctuations in our quarterly net sales and results of operations could depress the market price of our common stock.

Our quarterly net sales and results of operations could continue to vary significantly for various reasons, many of which are outside our control. For example, service sales declined 14% in the second quarter of 2024 compared to the second quarter of 2023, and product sales declined 48% in the fourth quarter of 2023 compared to the fourth quarter of 2022. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Our net sales or results of operations in a quarter may fall below the expectations of securities analysts or investors. If this occurs, the market price of our common stock could fall significantly. Our results of operations can fluctuate for many reasons, including the impact of competition and resulting changes in demand for our products and services; delays in order fulfillment, including as a result of shortages of components and raw materials; the mix of services and products we sell, including the mix of fixed rate and metered contracts for airtime services; our ability to manufacture, test and deliver products in a timely and cost-effective manner; the timing of new service and product introductions by us or our competitors; the scope and success of our investments in research and development; expenses incurred in pursuing acquisitions and investments; expenses incurred in expanding, maintaining, or improving our global HTS network; market and competitive pricing pressures; unanticipated charges or expenses, such as the aggregate $6.0 million impairment charges to goodwill and long-lived assets we recorded in the third quarter of 2023; the $5.2 million charge related to the inventory write-down, the $3.6 million provision for excess purchase order obligations and the $2.1 million charge for the discontinuation of a project for implementing a new manufacturing-centric accounting system that we recorded in the fourth quarter of 2023; expenses incurred in responding to stockholder activism; general economic climate; seasonality of pleasure boat and recreational vehicle usage; and the impact of supply chain disruptions.

A large portion of our expenses, including expenses for network infrastructure, facilities, equipment, and personnel, are relatively fixed. If our net sales continue to decline, our operating margins will also likely decline. Any failure to achieve anticipated net sales could therefore significantly harm our operating results.

A material increase in sales of third-party airtime services and products could reduce our gross margins and our profitability.

The gross margin percentage from our VSAT airtime services in most cases significantly exceeds the gross margin percentage from other third-party products and airtime services. To the extent that the mix of airtime services we sell shifts away from VSAT services, our gross profit dollars may decline, perhaps materially, if we are unable to significantly increase revenue on non-VSAT airtime services, which may reduce our profitability.

Risks related to our operations

Our planned transition to reliance on third-party hardware products may be unsuccessful.

In February 2024, we announced a staged wind-down of our product manufacturing operations, which was driven by reduced demand for our hardware products in the face of intensifying competition. We plan to discontinue our capital-intensive manufacturing activities by the end of 2025 and concentrate instead on growing sales of our multi-orbit, multi-channel, integrated communications solutions, including a transition to rely increasingly, and eventually exclusively, on third-party hardware compatible with our solutions. This multi-year strategy entails significant risks, including the loss of competitive differentiation as a leading manufacturer of award-winning products, the potentially irreversible loss of manufacturing expertise and know-how, increased dependence on third-party manufacturers and suppliers, the loss of control over technological innovations and improvements, significantly lower profit margins on third-party product resales, potential technological incompatibility with third-party hardware, potential additional significant provisions for excess and obsolete inventory and other charges, unanticipated expenses, and increased competition for service customers from product manufacturers. If we were to experience a resurgence in demand for our current products, we may be unable to restart internal production or to engage a third party to reliably manufacture and deliver them on time and at an affordable cost. Accordingly, this strategic transition entails meaningful execution risk, particularly in light of our recently announced reduction-in-force and the resulting loss of experienced employees. The failure to implement a successful transition to a new business model based upon third-party hardware would have a material adverse effect on our business, revenues and results of operations.

Our future success will depend in part on the services of our executive officers and key employees.

The Company's future success depends to a significant degree on the skills and efforts of our executive officers and key employees. Our United States based executive officers and key employees are at-will employees, competition is intense for senior management, and they could terminate their employment with us at any time. We do not maintain key-person life insurance on any of our personnel. Accordingly, the loss of one or more of our executive officers or key employees could have a material adverse effect on our business.

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

We are highly dependent on qualified personnel at all levels, including our senior management team and other key technical, operational, managerial and sales and marketing personnel, each of whom would be difficult to replace. Our recent reduction-in-force increased our dependence on continuing personnel. If we fail to retain and attract the necessary personnel, we may be unable to achieve our business objectives and may lose our competitive position, which could lead to a significant decline in net sales. The current job market for personnel is very competitive, resulting in increased compensation. We face challenges retaining our personnel and attracting new personnel to fulfill our unmet needs, particularly in light of our recent reductions-in-force. Replacing key personnel may be difficult and may take an extended period of time because of the limited number of individuals with the skills and experience to execute our business strategy. We may be unable to identify or employ qualified personnel for any such position on acceptable terms, if at all. We may also need to pay higher compensation than we expect, which would make it more difficult to achieve our goal of sustained profitability.

Future strategic activities could disrupt our business and affect our results of operations.

In response to increasing competitive pressure, we may take additional measures intended to increase profitability and align our business more closely with our current strategic and financial objectives, including engagement with new suppliers, further modifications to our manufacturing arrangements and other cost-reduction efforts. For example, in February 2024 we announced a staged wind-down of our manufacturing operations and a related reduction-in-force of 75 employees, as a result of which we have incurred or expect to incur aggregate charges of approximately $14.3 million, consisting of a $5.2 million non-cash charge related to the inventory write-down, a $3.6 million provision for excess purchase order obligations, approximately $3.4 million of severance charges, and a $2.1 million charge for the discontinuation of a project for implementing a new manufacturing-centric accounting system. We may also choose to dispose of assets or make strategic divestitures, such as the sale of our inertial navigation business in August 2022. These efforts may not succeed in improving profitability. Any of these changes could be disruptive to our business and could result in significant expense, including losses on any asset disposition or divestiture, accounting charges for any inventory or technology-related write-offs or any workforce reduction costs, such as those described elsewhere in risk factors. We could incur significant transaction costs, including for potential transactions that do not proceed. Substantial expense or charges resulting from restructuring activities, dispositions of assets or divestitures could adversely affect our results of operations and use of cash in the periods in which we take these actions. Any disposition of assets or divestiture could also result in the retention of liabilities and expenses that are not assumed by the buyer or the loss of operating income from the divested assets or operations, either of which could negatively impact profitability after any divestiture.

We must generate a certain level of service sales in order to maintain or improve our service gross margins.

As a result of our global satellite network infrastructure, we incur certain costs that generally do not vary directly in proportion to the volume of service sales, and we have limited ability to reduce these fixed costs. The cost of our HTS network has increased significantly each year as we have expanded our network to accommodate additional subscriber demand and/or coverage areas. If service sales, including through our AgilePlans subscription model, continue to decline, our service gross margins will also decline. The failure to improve our global HTS service gross margins and unit or subscriber sales would have a material adverse effect on our overall profitability.

During the second quarter of 2024, we prepaid $17.0 million for access to a large block of Starlink Mobile Priority data at favorable rates. If the volume of services sales is not significant enough to consume this pooled data within the applicable period, our gross margins will suffer. While we currently expect to consume all of this pooled data within the contract period, if at any time we were to determine that it is more likely than not that we would not consume a portion of the pooled data, we may expense the applicable portion at the time of each such determination.

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

We manufacture all of our products at our manufacturing facility in Middletown, Rhode Island, and we have begun to wind down our manufacturing operations at that facility. We currently plan to discontinue the majority of our capital-intensive manufacturing activities by the end of 2025. Some of our production processes are complex, and we may be unable to respond rapidly to the loss of the use of our production facility. For example, we use some specialized equipment that may take time to replace if it is damaged or becomes unusable for any reason. In that event, shipments would be delayed, which could result in customer or dealer dissatisfaction, loss of sales and damage to our reputation. In light of the wind-down, we may elect to halt production rather than to incur significant expenses to repair or replace manufacturing equipment, which may limit our production and accelerate the loss of product sales.

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

The mobile connectivity market is intensely competitive, and we expect the intensity of competition to continue to increase in the future. We may not be able to compete successfully against current and future competitors, which would impair our ability to sell our products and services. We are facing significant competition from companies that seek to compete primarily on price as well as new, emerging NGSO services, such as Starlink and OneWeb, as well as future LEO services such as Kuiper, Telesat, and others. Competition from these sources increased dramatically in 2023 and has continued to intensify in 2024, leading to material reductions in our VSAT subscriber base. These companies may continue to implement price reductions and discounts for both products and services, which have required us to reduce our prices or offer discounts in an effort to prevent erosion of our market share. The majority of our customers have no long-term commitment and can switch providers without penalty. For example, AgilePlan customers are on month-to-month agreements, and our agreement with the U.S. Coast Guard, a significant government customer, is structured as an indefinite delivery/indefinite quantity contract. The U.S. Coast Guard has advised us that it intends to transition its primary satellite service relationship on the vessels we currently serve to Starlink, as a result of which we currently anticipate a material decline in revenue from the Coast Guard starting in the third or fourth quarter of 2024. Current and future competitors have greater financial resources than we do, enabling them to operate at lower margins to gain market share. We believe increased competition contributed to the decreases in both our service sales and our product sales in the six months ended June 30, 2024, including unit sales of our VSAT products, and we expect that this trend will continue in future periods.

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

The Starlink LEO service continues to adversely impact our business, particularly within the global leisure segment. A significant number of leisure customers have adopted Starlink systems for both two-way communications as well as streaming, which has impacted both our VSAT Broadband and TracVision businesses. Although our leisure business accounts for less than 15% of our total revenue, competition from Starlink has adversely impacted our commercial business as well, particularly our growth in that segment. While we did increase our subscriber count in the second quarter of 2024, in the third and fourth quarter of 2023 and the first quarter of 2024 the total number of our subscribers declined. If we are unable to sustain growth, it would have a material adverse effect on our revenue, profitability, and cash flow.

In the marine market for high-speed Internet, voice, fax, and data services, we have historically competed primarily with Inmarsat, Marlink, Speedcast, Viasat, and Network Innovations, along with smaller, single-hub regional services to deliver VSAT service. Additionally, we are facing meaningful competition from new NGSO networks such as SpaceX’s Starlink and OneWeb and an emerging group of smaller LEO-focused providers, such as Clarus and Elcome. We also face competition from providers of low-speed data services, which include Inmarsat and Iridium Satellite LLC. In the marine market for satellite TV equipment, we compete primarily with Intellian, Cobham SATCOM and Raymarine (Intellian-made). In the marine market for two-way communications equipment, we compete primarily with Intellian and Cobham SATCOM. In the market for land mobile satellite TV equipment, we compete primarily with King Controls and Winegard Company. In the markets for media content, the KVH Media Group competes primarily with Swank Motion Pictures, Baze Technology, and PressReader. Many of our competitors are well-established companies that have substantially greater financial, managerial, technical, marketing, personnel, and other resources than we do, which may help them to compete more effectively against us.

We depend on sole or limited source suppliers, and any disruption in supply could impair our ability to deliver products on time or at expected cost.

We obtain many products and key components for our products, including Starlink terminals, from third-party suppliers, and in some cases we use a single or a limited number of suppliers. Any interruption in supply could impair our ability to deliver the products we sell until we identify and qualify a new source of supply, which could take several weeks, months or longer and could increase our costs significantly. For example, the global chip shortage and supply chain constraints resulting from the COVID-19 pandemic adversely impacted our ability to deliver products in a timely manner and increased our cost of sales due to rising prices for materials. We may not be able to pass along any of these cost increases to our customers, and customers may not wait for products to become available. These disruptions in our supply chain could worsen, which could delay delivery of products and services and adversely affect our revenue and results of operations. Suppliers might change or discontinue products or key components, which could require us to modify our product designs or cease production or sales. In general, we do not have written long-term supply agreements with our suppliers but instead buy products and components through purchase orders, which expose us to potential price increases and termination of supply without notice or recourse. We generally do not carry significant inventories of products or components, which could magnify the impact of the loss of a supplier. If we must use a new source of supply, we could face unexpected manufacturing difficulties and loss of product performance or reliability. In addition, lead times for certain products or components can increase significantly due to imbalances in overall market supply and demand. This, in turn, could limit our ability to satisfy demand for the products we sell and could result in the cancellation of customer orders.

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

Our mobile satellite communications solutions utilize third-party satellite services. We do not own the satellites that provide two-way satellite communications or the terrestrial networks that interconnect our facilities with the satellite teleports that communicate with the satellites. Intelsat and Sky Perfect-JSAT currently provide the satellite capacity to support our global high-throughput satellite (HTS) broadband service, our TracNet H-series and TracPhone V-HTS series products and third-party products compatible with our services. Vodafone currently provides the 5G/LTE services used by our TracNet H-series terminals and compatible third-party products to provide cellular service in 150+ countries. Starlink provides the data services for Starlink LEO services, while Eutelsat OneWeb will provide the data connectivity for OneWeb LEO service, which we currently anticipate providing for maritime use late in the third quarter of 2024. We rely on Inmarsat for satellite communications services for our FleetBroadband-compatible and FleetOne-compatible products. We also have an arrangement with Iridium for additional satellite communications services that we make available to our customers as a backup option to provide communications redundancy with our primary service offerings.

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

We exercise little or no control over these third-party providers of satellite, teleport, and terrestrial network services, which increases our vulnerability to problems with the services and coverage they provide. Due to our reliance on these service providers, when problems occur, it may be difficult to identify the source of the problem. Service disruption or outages, regardless of whether they are caused by our service, the equipment or services of our third-party service providers, or our customers’ or their equipment and systems, may result in loss of market acceptance of our service, and any necessary repairs or other remedial actions may cause us to incur significant costs and expenses. Any failure on the part of third-party service providers to achieve or maintain expected performance levels, stability, security, or adequate data service coverage in key regions could harm our relationships with our customers, result in claims for credits or damages, damage our reputation, significantly reduce customer demand for our solution and seriously harm our financial condition and operating results.

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

Historically, sales to customers outside the United States have accounted for an increasingly significant portion of our net sales. We derived 72%, 68% and 63% of our revenues from continuing operations in the six months ended June 30, 2024 and the years ended December 31, 2023 and 2022, respectively, from sales to these foreign customers. We have foreign offices in Denmark, the United Kingdom, Singapore, Japan, Norway and the Philippines, as well as a subsidiary in Brazil that manages local sales. Nonetheless, substantially all of our operations and a significant number of our personnel are located in the United States. Our limited international operations may impair our ability to compete successfully in international markets and to meet the service and support needs of our customers in countries where we have little to no infrastructure. Risks associated with our international business activities may increase our costs and require significant management attention. These risks include restrictions on international travel, which may restrict our ability to grow and service our business; international shipping delays; tariffs; sanctions or other trade restrictions that preclude or restrict doing business with particular foreign governments, companies or individuals; technical challenges we may face in adapting our solutions to function with different satellite services and technology in use in various regions around the world; satisfaction of international regulatory requirements and delays and costs associated with procurement of any necessary licenses or permits; the potential unavailability of content licenses covering international waters and foreign locations; increased costs of providing customer support in multiple languages; increased costs of managing operations that are international in scope; potentially adverse tax consequences, including restrictions on the repatriation of earnings; protectionist laws and business practices that favor local competitors, which could slow our growth in international markets; potentially longer sales cycles; potentially longer accounts receivable payment cycles and difficulties in collecting accounts receivable; and economic and political instability in some international markets.

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

Our stock price has historically been volatile. During the period from January 1, 2018 to June 30, 2024, the trading price of our common stock ranged from $4.30 to $15.29. Many factors may cause our stock price to fluctuate, including variations in quarterly results; the introduction of new products and services by us or our competitors; adverse business developments; reductions-in-force; changes in estimates of our performance or recommendations by securities analysts; the hiring or departure of key personnel; acquisitions or strategic alliances involving us or our competitors; market conditions in our industry; and the global macroeconomic and geopolitical environment. Broad market fluctuations may adversely affect our stock price. When the market price of a company’s stock drops significantly, stockholders often institute securities litigation against that company. Any such litigation could cause us to incur significant expenses defending against the claim, divert the time and attention of our management and result in significant damages.

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

Date: August 1, 2024

KVH Industries, Inc.

By:	/s/ ANTHONY F. PIKE
Anthony F. Pike
(Duly Authorized Officer and Chief Financial Officer)