Form 10-Q
period 2024-09-30
KVH INDUSTRIES INC \DE\
filed 2024-11-07
CIK 1007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
November 4, 2024	Common Stock, par value $0.01 per share	19,799,122

KVH INDUSTRIES, INC. AND SUBSIDIARIES
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements
KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$14,396	$11,294
Marketable securities	35,369	58,477
Accounts receivable, net of allowance for credit losses of $1,035 and $1,168 as of September 30, 2024 and December 31, 2023, respectively	24,757	25,670
Inventories	25,203	19,046
Prepaid expenses and other current assets	20,531	4,331
Current assets held for sale	11,410	—
Total current assets	131,666	118,818
Property and equipment, net	29,894	47,680
Intangible assets, net	922	1,194
Right of use assets	1,104	1,068
Other non-current assets	2,914	3,618
Deferred income tax asset	221	256
Total assets	$166,721	$172,634
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,198	$4,780
Accrued airtime	673	5,508
Accrued compensation and employee-related expenses	4,251	4,466
Accrued loss on future firm purchase commitments	2,174	3,569
Accrued other	2,774	2,588
Accrued product warranty costs	584	828
Deferred revenue	1,536	1,774
Current operating lease liability	692	786
Liability for uncertain tax positions	733	673
Total current liabilities	23,615	24,972
Long-term operating lease liability	406	289
Deferred income tax liability	2	1
Total liabilities	$24,023	$25,262
Commitments and contingencies (Notes 2, 11, and 16)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 21,255,231 and 21,066,899 shares issued at September 30, 2024 and December 31, 2023, respectively; and 19,799,122 and 19,610,790 shares outstanding at September 30, 2024 and December 31, 2023, respectively	213	211
Additional paid-in capital	166,874	165,140
Accumulated deficit	(8,442)	(1,704)
Accumulated other comprehensive loss	(3,857)	(4,185)
	154,788	159,462
Less: treasury stock at cost, common stock, 1,456,109 shares as of September 30, 2024 and December 31, 2023	(12,090)	(12,090)
Total stockholders’ equity	142,698	147,372
Total liabilities and stockholders’ equity	$166,721	$172,634
See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Sales:
Service	$24,410	$29,397	$74,122	$86,883
Product	4,561	3,798	12,789	14,041
Net sales	28,971	33,195	86,911	100,924
Costs and expenses:
Costs of service sales	14,983	16,238	44,496	47,848
Costs of product sales	4,714	4,511	14,321	16,042
Research and development	1,407	2,398	6,771	7,379
Sales, marketing and support	4,932	4,841	15,650	15,673
General and administrative	3,789	4,367	13,214	13,139
Goodwill impairment charge	—	5,333	—	5,333
Long-lived assets impairment charge	1,137	657	1,137	657
Total costs and expenses	30,962	38,345	95,589	106,071
Loss from operations	(1,991)	(5,150)	(8,678)	(5,147)
Interest income	629	997	2,416	2,660
Interest expense	2	—	2	—
Other income (expense), net	216	(121)	(348)	(583)
Loss before income tax expense	(1,148)	(4,274)	(6,612)	(3,070)
Income tax expense	51	95	126	159
Net loss	$(1,199)	$(4,369)	$(6,738)	$(3,229)

Net loss per common share
Basic	$(0.06)	$(0.23)	$(0.35)	$(0.17)
Diluted	$(0.06)	$(0.23)	$(0.35)	$(0.17)

Weighted average number of common shares outstanding:
Basic	19,433	19,231	19,367	19,090
Diluted	19,433	19,231	19,367	19,090

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net loss	$(1,199)	$(4,369)	$(6,738)	$(3,229)
Other comprehensive loss, net of tax:
Unrealized gain on available-for-sale securities	—	—	—	12
Foreign currency translation adjustment	134	(267)	328	(124)
Other comprehensive income (loss), net of tax(1)	134	(267)	328	(112)
Total comprehensive loss	$(1,065)	$(4,636)	$(6,410)	$(3,341)
(1) Tax impact was nominal for all periods.

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2024	21,170	$212	$166,490	$(7,243)	$(3,991)	(1,456)	$(12,090)	$143,378
Net loss	—	—	—	(1,199)	—	—	—	(1,199)
Other comprehensive income	—	—	—	—	134	—	—	134
Stock-based compensation	—	—	385	—	—	—	—	385
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	85	1	(1)	—	—	—	—	—
Balance at September 30, 2024	21,255	$213	$166,874	$(8,442)	$(3,857)	(1,456)	$(12,090)	$142,698

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	21,067	$211	$165,140	$(1,704)	$(4,185)	(1,456)	$(12,090)	$147,372
Net loss	—	—	—	(6,738)	—	—	—	(6,738)
Other comprehensive income	—	—	—	—	328	—	—	328
Stock-based compensation	—	—	1,629	—	—	—	—	1,629
Issuance of common stock under employee stock purchase plan	24	—	95	—	—	—	—	95
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	164	2	10	—	—	—	—	12
Balance at September 30, 2024	21,255	$213	$166,874	$(8,442)	$(3,857)	(1,456)	$(12,090)	$142,698

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2023	20,969	$210	$163,690	$14,858	$(3,955)	(1,456)	$(12,090)	$162,713
Net loss	—	—	—	(4,369)	—	—	—	(4,369)
Other comprehensive loss	—	—	—	—	(267)	—	—	(267)
Stock-based compensation	—	—	559	—	—	—	—	559
Issuance of common stock under employee stock purchase plan	17	—	123	—	—	—	—	123
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	81	1	133	—	—	—	—	134
Balance at September 30, 2023	21,067	$211	$164,505	$10,489	$(4,222)	(1,456)	$(12,090)	$158,893

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	20,631	$206	$160,475	$13,718	$(4,110)	(1,433)	$(11,851)	$158,438
Net loss	—	—	—	(3,229)	—	—	—	(3,229)
Other comprehensive loss	—	—	—	—	(112)	—	—	(112)
Stock-based compensation	—	—	1,433	—	—	—	—	1,433
Issuance of common stock under employee stock purchase plan	17	—	123	—	—	—	—	123
Acquisition of treasury stock	—	—	—	—	—	(23)	(239)	(239)
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	419	5	2,474	—	—	—	—	2,479
Balance at September 30, 2023	21,067	$211	$164,505	$10,489	$(4,222)	(1,456)	$(12,090)	$158,893
See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(6,738)	$(3,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	35	(168)
Depreciation and amortization	10,250	10,119
Impairment charge to goodwill and long-lived assets	1,137	5,990
Deferred income taxes	36	1
Loss on disposals of fixed assets	1,850	511
Compensation expense related to stock-based awards and employee stock purchase plan	1,629	1,433
Unrealized currency translation loss (gain)	280	(150)
Changes in operating assets and liabilities:
Accounts receivable	896	(593)
Inventories	(6,157)	(3,693)
Prepaid expenses and other current assets	(16,128)	(1,544)
Other non-current assets	692	1,054
Accounts payable	5,404	(16,758)
Deferred revenue	(270)	230
Accrued compensation, product warranty and other	(6,489)	4,119
Net cash used in operating activities	$(13,573)	$(2,678)
Cash flows from investing activities:
Capital expenditures	(6,570)	(7,170)
Cash paid for acquisition of intangible asset	(31)	(35)
Purchases of marketable securities	(1,892)	(17,441)
Maturities and sales of marketable securities	25,000	15,422
Net cash provided by (used in) investing activities	$16,507	$(9,224)
Cash flows from financing activities:
Proceeds from stock options exercised and employee stock purchase plan	96	2,604
Purchase of treasury stock	—	(239)
Payment of finance lease	—	(22)
Net cash provided by financing activities	$96	$2,343
Effect of exchange rate changes on cash and cash equivalents	72	(13)
Net increase (decrease) in cash and cash equivalents	3,102	(9,572)
Cash and cash equivalents at beginning of period	11,294	21,056
Cash and cash equivalents at end of period	$14,396	$11,484
Supplemental disclosure of non-cash investing and financing activities:
Changes in accrued other and accounts payable related to property and equipment additions	$31	$3
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

Service sales also include the distribution of commercially licensed entertainment, including news, sports, and movies to commercial customers in the maritime market through the KVH Media Group, along with supplemental value-added cybersecurity, email, and crew internet services. In addition, KVH earns monthly usage fees from third-party satellite connectivity services, including VoIP, data and Internet services, provided to its Inmarsat and Iridium customers who choose to activate their subscriptions with KVH. Service sales also include sales from product repairs and extended warranty sales.

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

The consolidated interim financial statements have not been audited by the Company’s independent registered public accounting firm and include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These consolidated interim financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2023 filed on March 15, 2024 with the Securities and Exchange Commission. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of operating results for the remainder of the year.

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

Asset Held for Sale

The Company classifies an asset as held for sale when management, having the authority to approve the action, commits to a plan to sell the asset, the sale is probable within one year and the asset is available for immediate sale in its present condition. The Company also considers whether an active program to locate a buyer has been initiated, whether the asset is marketed actively for sale at a price that is reasonable in relation to its current fair value and whether actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company initially measures an asset that is classified as held for sale at the lower of its carrying amount or fair value less costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized until the date of sale. The Company assesses the fair value of an asset less costs to sell for each reporting period that it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying amount of the asset, as long as the new carrying amount does not exceed the carrying amount of the asset at the time it was initially classified as held for sale. Assets are not depreciated or amortized while they are classified as held for sale.

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries located in Denmark, Singapore and Cyprus are maintained using the United States dollar as the functional currency. Exchange rates in effect on the date of the transaction are used to record monetary assets and liabilities. Revenue and other expense elements are recorded at rates that approximate the rates in effect on the transaction dates. Foreign currency exchange gains and losses are recognized within “other expense, net” in the accompanying consolidated statements of operations. The Company recorded net foreign currency exchange gains and losses, which are comprised of both realized and unrealized foreign currency exchange gains and losses, in its accompanying consolidated statements of operations of $(48) and $92 for the three months ended September 30, 2024 and 2023, respectively, and $(317) and $(18) for the nine months ended September 30, 2024 and 2023, respectively.

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

(4)    Marketable Securities

Marketable securities as of September 30, 2024 and December 31, 2023 consisted of the following:

September 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$35,369	$—	$—	$35,369
Total marketable securities designated as available-for-sale	$35,369	$—	$—	$35,369

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$58,477	$—	$—	$58,477
Total marketable securities designated as available-for-sale	$58,477	$—	$—	$58,477

Interest income from marketable securities was $466 and $744 during the three months ended September 30, 2024 and 2023, respectively, and $1,892 and $2,019 during the nine months ended September 30, 2024 and 2023, respectively.

(5)     Stockholder's Equity

(a) Stock Equity and Incentive Plan
The Company recognizes stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation-Stock Compensation. Stock-based compensation expense was $384 and $558, excluding $1 and $1 of compensation charges related to our Amended and Restated 1996 Employee Stock Purchase Plan, or the ESPP, for the three months ended September 30, 2024 and 2023, respectively, and $1,622 and $1,408, excluding $7 and $25 of compensation shares related to the ESPP, for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, there was $1,428 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.61 years. As of September 30, 2024, there was $2,002 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 2.22 years.

Stock Options

During the three months ended September 30, 2024, the company issued no shares of common stock upon the exercise of stock options. No shares were surrendered to the Company to satisfy minimum tax withholding obligations. Additionally, during the three months ended September 30, 2024, no stock options were granted and 230 stock options expired, were canceled or were forfeited.

During the nine months ended September 30, 2024, the Company issued no shares of common stock upon the exercise of stock options. No shares were surrendered to the Company to satisfy minimum tax withholding obligations. Additionally, during the nine months ended September 30, 2024, 266 stock options were granted and 501 stock options expired, were canceled or were forfeited. During the nine months ended September 30, 2023, 317 stock options were granted and 564 stock options expired, were canceled or were forfeited. The Company has historically estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions utilized to determine the fair value of options granted during the nine months ended September 30, 2024 and 2023 are as follows:

	Nine Months Ended September 30,
	2024	2023
Risk-free interest rate	4.36%	4.49%
Expected volatility	48.63%	43.93%
Expected life (in years)	4.32	4.30
Dividend yield	0%	0%

As of September 30, 2024, there were 995 options outstanding with a weighted average exercise price of $8.23 per share and 410 options exercisable with a weighted average exercise price of $9.32 per share.

Restricted Stock

During the three months ended September 30, 2024, 85 shares of restricted stock were granted with a weighted average grant date fair value of $4.51 per share, and no shares of restricted stock were forfeited. Additionally, during the three months ended September 30, 2024, 16 shares of restricted stock vested.

During the nine months ended September 30, 2024, 207 shares of restricted stock were granted with a weighted average grant date fair value of $4.82 per share, and 43 shares of restricted stock were forfeited. Additionally, during the nine months ended September 30, 2024, 158 shares of restricted stock vested.

As of September 30, 2024, the Company had no unvested outstanding options and no outstanding shares of restricted stock that were subject to performance-based or market-based vesting conditions.

(b) Employee Stock Purchase Plan

The Company's ESPP affords eligible employees the right to purchase common stock, via payroll deductions, through various offering periods at a purchase price equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the three months ended September 30, 2024 and 2023, 0 and 17 shares were issued under the ESPP plan, respectively. During the nine months ended September 30, 2024 and 2023, 24 and 17 shares were issued under the ESPP plan, respectively. The Company recorded compensation charges related to the ESPP of $1 for both the three months ended September 30, 2024 and 2023, and $7 and $25 for the nine months ended September 30, 2024 and 2023, respectively.

(c) Stock-Based Compensation Expense
The following table presents stock-based compensation expense, including expense for the ESPP, in the Company's consolidated statements of operations for the nine months ended September 30, 2024 and 2023, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of service sales	8	6	$22	$15
Cost of product sales	$5	$9	19	25
Research and development	63	162	326	399
Sales, marketing and support	74	63	219	160
General and administrative	235	319	1,043	834
	$385	$559	$1,629	$1,433

(d) Accumulated Other Comprehensive Loss (AOCL)

Comprehensive loss includes net loss, unrealized gains and losses from foreign currency translation, and unrealized gains and losses on available for sale marketable securities. The components of the Company’s comprehensive loss and the effect on earnings for the periods presented are detailed in the accompanying consolidated statements of comprehensive loss.

The balances for the three months ended September 30, 2024 and 2023 are as follows:

	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, June 30, 2024	$(3,991)	$(3,991)
Other comprehensive income	134	134
Net other comprehensive income	134	134
Balance, September 30, 2024	$(3,857)	$(3,857)

	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, June 30, 2023	$(3,955)	$(3,955)
Other comprehensive loss	(267)	(267)
Net other comprehensive loss	(267)	(267)
Balance, September 30, 2023	$(4,222)	$(4,222)

The balances for the nine months ended September 30, 2024 and 2023 are as follows:

	Foreign Currency Translation	Unrealized Gain (Loss) on Available for Sale Marketable Securities	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2023	$(4,185)	$—	$(4,185)
Other comprehensive income	328	—	328
Net other comprehensive income	328	—	328
Balance, September 30, 2024	$(3,857)	$—	$(3,857)

	Foreign Currency Translation	Unrealized (Loss) Gain on Available for Sale Marketable Securities	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2022	$(4,098)	$(12)	$(4,110)
Other comprehensive (loss) income	(124)	12	(112)
Net other comprehensive (loss) income	(124)	12	(112)
Balance, September 30, 2023	$(4,222)	$—	$(4,222)

(6)     Net Loss per Common Share

    Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. For the three and nine months ended September 30, 2024, since there was a net loss, the company excluded all 1,165 and 1,088, respectively, in outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these convertible securities would have reduced the net loss per share. For the three and nine months ended September 30, 2023, since there was a net loss, the company excluded all 1,572 and 1,053, respectively, in outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these convertible securities would have reduced the net loss per share.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Weighted average common shares outstanding—basic	19,433	19,231	19,367	19,090
Dilutive common shares issuable in connection with stock plans	—	—	—	—
Weighted average common shares outstanding—diluted	19,433	19,231	19,367	19,090

(7)     Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in first-out costing method. Inventories as of September 30, 2024 and December 31, 2023 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	September 30, 2024	December 31, 2023
Raw materials	$15,754	$11,352
Work in process	3,758	2,617
Finished goods	5,691	5,077
	$25,203	$19,046

(8)     Prepaid Expenses and Other Current Assets

	September 30, 2024	December 31, 2023
Prepaid Starlink pooled data	$15,759	$—
Other prepaid expenses and other current assets	4,772	4,331
	$20,531	$4,331

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

(9)     Property and Equipment

Property and equipment, net, as of September 30, 2024 and December 31, 2023 consist of the following:

	September 30, 2024	December 31, 2023
Land	$—	$2,833
Building and improvements	—	18,839
Leasehold improvements	340	445
Machinery and equipment	6,018	5,989
Revenue-generating assets	63,562	60,984
Office and computer equipment	10,414	14,213
Motor vehicles	31	31
	80,365	103,334
Less accumulated depreciation	(50,471)	(55,654)
	$29,894	$47,680

Depreciation expense was $3,163 and $3,180 for the three months ended September 30, 2024 and 2023, respectively, and $9,947 and $9,952 for the nine months ended September 30, 2024 and 2023, respectively.

Certain revenue-generating hardware assets are utilized by the Company in the delivery of the Company's airtime services, media and other content.

As of September 30, 2024 and December 31, 2023, the long-lived tangible assets related to the Company’s international subsidiaries were less than 10% of the Company’s long-lived tangible assets.

In the third quarter of 2024, the Company commenced its plan to sell the warehouse building and surface parking lot located at 75 Enterprise Center in Middletown, RI (“75 Enterprise Center”). As of September 30, 2024, 75 Enterprise Center had a carrying value of approximately $7.8 million. The Company determined that all of the criteria to classify 75 Enterprise Center as held for sale had been met as of September 30, 2024. The estimated fair value was determined based upon the anticipated sales price of these assets based on current market conditions and assumptions made by management, less selling costs. The Company recorded an impairment charge of $1.1 million during the three and nine months ended September 30, 2024, as the carrying value of 75 Enterprise Center at the time the asset for sale criteria were met exceeded the fair value less costs to sell.

Additionally, in the third quarter of 2024, the Company commenced its plan to sell the property, building, improvements, and land located at 50 Enterprise Center in Middletown, RI (“50 Enterprise Center”). As of September 30, 2024, 50 Enterprise Center had a carrying value of approximately $3.6 million. The Company determined that all of the criteria to classify 50 Enterprise Center as held for sale had been met as of September 30, 2024. The estimated fair value of 50 Enterprise Center exceeds its carrying value.

(10)     Product Warranty

The Company’s products carry standard limited warranties that range from one to two years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying consolidated statements of operations. As of September 30, 2024 and December 31, 2023, the Company had accrued product warranty costs of $584 and $828, respectively.

The following table summarizes product warranty activity during 2024 and 2023:

	Nine Months Ended
	September 30,
	2024	2023
Beginning balance	$828	$1,287
Charges to expense	398	521
Costs incurred	(642)	(1,166)
Ending balance	$584	$642

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

The following tables present financial assets and liabilities at September 30, 2024 and December 31, 2023 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

September 30, 2024	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$35,369	$35,369	$—	$—	(a)

December 31, 2023	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$58,477	$58,477	$—	$—	(a)
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

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company's non-financial assets, such as intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if indications of impairment exist. There was a $1.1 million impairment of the Company's long-lived assets during the nine months ended September 30, 2024 and none during the nine months ended September 30, 2023. See note 9 for further discussion. The Company does not have any liabilities that are recorded at fair value on a non-recurring basis.

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

The changes in the carrying amount of intangible assets during the nine months ended September 30, 2024 are as follows:

Amounts
Balance at December 31, 2023	$1,194
Amortization expense	(303)
Intangible assets acquired in asset acquisition	31
Balance at September 30, 2024	$922

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

Acquired intangible assets are subject to amortization. The following table summarizes acquired intangible assets at September 30, 2024 and December 31, 2023, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2024
Subscriber relationships	$42	$8	$34
Distribution rights	1,250	362	888
Intellectual property	2,284	2,284	—
	$3,576	$2,654	$922
December 31, 2023
Subscriber relationships	$11	$1	$10
Distribution rights	1,250	66	1,184
Intellectual property	2,284	2,284	—
	$3,545	$2,351	$1,194

Amortization expense related to intangible assets was $102 and $19 for the three months ended September 30, 2024 and 2023, respectively, and $303 and $167 for the nine months ended September 30, 2024 and 2023, respectively. Amortization expense was categorized as general and administrative expense.

As of September 30, 2024, the total weighted average remaining useful lives of the definite-lived intangible assets was 2.3 years.

Estimated future amortization expense for intangible assets recorded by the Company at September 30, 2024 is as follows:

Years ending December 31,	Amortization Expense
2024	$102
2025	410
2026	410
Total amortization expense	$922

(14)     Revenue from Contracts with Customers

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised products and services. The amount of revenue recognized reflects the consideration which the Company expects to be entitled to receive in exchange for these products and services.

Disaggregation of Revenue

The following table summarizes net sales from contracts with customers for the nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Service - over time	24,410	29,397	$74,122	$86,883
Product - point in time	$4,561	$3,798	12,789	14,041
Total net sales	$28,971	$33,195	$86,911	$100,924

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

The Company offers a comprehensive family of mobile satellite antenna services and products that provide access to the Internet, television, and VoIP services while on the move. Product sales accounted for 16% and 11% of the Company's consolidated net sales for the three months ended September 30, 2024 and 2023, respectively, and 15% and 14% of the Company's consolidated net sales for the nine months ended September 30, 2024 and 2023, respectively. Service sales of VSAT Broadband airtime service accounted for 69% and 83% of the Company's consolidated net sales for the three months ended September 30, 2024 and 2023, respectively, and 74% and 81% of the Company's consolidated net sales for the nine months ended September 30, 2024 and 2023, respectively. The balance of service sales is comprised of distribution of commercially licensed entertainment and news, product repairs, and extended warranty sales.

No other single product class accounts for 10% or more of the Company's consolidated net sales.

The Company operates in a number of major geographic areas, including internationally. Revenues from international locations primarily include Singapore, Canada, South American countries, European Union countries and other European countries, and countries in Africa, the Middle East and Asia/Pacific, including India. Revenues are based upon customer location, and revenues from international locations represented 71% and 70% of consolidated net sales for the three months ended September 30, 2024 and 2023, respectively, and 72% and 67% of consolidated net sales for the nine months ended September 30, 2024 and 2023, respectively. Sales to Singapore customers represented 20% and 18% of the Company's consolidated net sales for the three months ended September 30, 2024 and 2023, respectively. No other individual foreign country represented 10% or more of the Company's consolidated net sales for the three months ended September 30, 2024 or 2023. Sales to Singapore customers represented 21% and 18% of the Company's consolidated net sales for the nine months ended September 30, 2024 and 2023, respectively. No other individual foreign country represented 10% or more of the Company's consolidated net sales for the nine months ended September 30, 2024 or 2023.

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

No single customer accounted for 10% or more of consolidated net sales for the nine months ended September 30, 2024 or 2023. One customer accounted for approximately 24% and 23% of accounts receivable at September 30, 2024 and December 31, 2023, respectively. One customer accounted for 52% and 62% of long-term accounts receivable included in other non-current assets on the consolidated balance sheets related to sales-type leases at September 30, 2024 and December 31, 2023, respectively.

Certain components from third parties used in the Company’s products are procured from single sources of supply. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the Company’s delivery of products and thereby materially adversely affect the Company’s revenues and operating results.

(15)     Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2024 was (4.4)% and (1.9)%, respectively, compared with (2.2)% and (5.2)%, for the corresponding periods in the prior year. The effective income tax rate is based on estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable periods, including retroactive changes in tax legislation, settlements of tax audits or assessments, and the resolution or identification of tax position uncertainties.

For the three and nine months ended September 30, 2024 and 2023, the effective tax rates differed from the statutory tax rate primarily due to the Company maintaining a valuation allowance reserve on its U.S. deferred tax assets, discrete tax adjustments and the composition of income from foreign jurisdictions taxed at lower rates.

As of September 30, 2024 and December 31, 2023, the Company had reserves for uncertain tax positions of $733 and $673, respectively. There were no material changes during the nine months ended September 30, 2024 to the Company’s reserve for uncertain tax positions. The Company estimates that it is reasonably possible that the balance of unrecognized tax benefits as of September 30, 2024 may decrease $28 in the next twelve months as a result of a lapse of statutes of limitations and settlements with taxing authorities.

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

(16)     Leases

Lessee

The Company has operating leases for office facilities, equipment, and satellite service capacity and related equipment. Lease expense was $376 and $417 for the three months ended September 30, 2024 and 2023, respectively, and $1,095 and $1,291 for the nine months ended September 30, 2024 and 2023, respectively. Short-term operating lease costs were $20 and $15 for the three months ended September 30, 2024 and 2023, respectively, and $59 and $55 for the nine months ended September 30, 2024 and 2023, respectively. Maturities of lease liabilities as of September 30, 2024 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows:

Remainder of 2024	$336
2025	446
2026	156
2027	116
2028 and thereafter	113
Total minimum lease payments	$1,167

Less amount representing interest	$(69)
Present value of net minimum operating lease payments	$1,098
Less current installments of obligation under current-operating lease liabilities	$692
Obligations under long-term operating lease liabilities, excluding current installments	$406

Weighted-average remaining lease term - operating leases (years)	2.12
Weighted-average discount rate - operating leases	5.50%

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

The current portion of the net investment in these leases was $3,011 as of September 30, 2024 and the non-current portion of the net investment in these leases was $2,913 as of September 30, 2024. The current portion of the net investment in the leases is included in accounts receivable, net of allowance for doubtful accounts on the accompanying consolidated balance sheets, and the non-current portion of the net investment in these leases is included in other non-current assets on the accompanying consolidated balance sheets. Interest income from sales-type leases was $108 and $159 during the three months ended September 30, 2024 and 2023, respectively, and $354 and $501 during the nine months ended September 30, 2024 and 2023, respectively.

The future undiscounted cash flows from these leases as of September 30, 2024 are:

Remainder of 2024	$1,320
2025	2,484
2026	1,467
2027	857
2028	311
2029	46
Total undiscounted cash flows	$6,485

Present value of lease payments	$5,924
Difference between undiscounted cash flows and discounted cash flows	$561

In 2021, the Company began entering into three-year leases for its TracPhone VSAT systems, in which ownership of the hardware does not transfer to the lessee by the end of the lease term. As a result, and in light of other factors indicated in ASC 842, these leases are classified as operating leases.

As of September 30, 2024, the gross costs and accumulated depreciation associated with these operating leases are included in revenue generating assets and amounted to $1,824 and $1,174, respectively. They are depreciated on a straight-line basis over a five-year estimated useful life. Depreciation expense for these assets was $95 and $282 for the three and nine months ended September 30, 2024, respectively.

Lease revenue recognized was $79 and $295 for the three and nine months ended September 30, 2024, respectively, in service sales in the consolidated statements of operations.

As of September 30, 2024, minimum future lease payments to be recognized on the operating leases are as follows:

Remainder of 2024	$47
2025	25
Total	$72

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

As part of this restructuring, the Company reduced its headcount by approximately 75 employees, or approximately 20% of its total workforce as of the time the Company announced the restructuring. As of June 30, 2024, all employee terminations were completed. During the nine months ended September 30, 2024, the Company incurred $2.9 million of severance charges for this restructuring, which amount reflects a favorable $0.4 million correction in the three months ended September 30, 2024. The $2.9 million of severance charges incurred during the nine months ended September 30, 2024 consisted of approximately $2.6 million of cash charges and approximately $0.3 million of non-cash charges arising from pre-existing contractual obligations to accelerate vesting of certain outstanding equity compensation awards.

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

Overview

We are a leading global provider of innovative and technology-driven connectivity solutions to primarily maritime commercial, leisure, and military/government customers. We provide global high-speed Internet and Voice over Internet Protocol (VoIP) services via satellite to mobile users at sea and on land. We are also a leading provider of commercially licensed entertainment, including news, sports, music, and movies, to commercial customers in the maritime market, along with supplemental value-added cybersecurity, email, and crew internet services.

We generate a substantial majority of our revenues from sales of satellite Internet airtime services. We provide, for monthly fixed fees and per-usage fees, satellite connectivity encompassing broadband Internet, data and VoIP services, to customers via our global HTS network. In mid-2022, we launched our KVH ONE hybrid network, which integrates global satellite service, including Ku-band VSAT using the Intelsat HTS network along with Starlink, Iridium, and other satellite services, with KVH-provided cellular service in more than 150 countries and shore-based Wi-Fi access. Revenue from our cellular airtime service has supplemented, and we expect will continue to supplement, our satellite-only airtime revenue. In addition, we earn monthly usage fees from sales of third-party satellite connectivity for VoIP, data and Internet services to our Inmarsat, Iridium, and Starlink customers who choose to activate their subscriptions with us. In March 2023, we began selling Starlink terminals and in September 2023 became a Starlink authorized hardware and airtime reseller initially offering Mobile Priority data plans for maritime use. In October 2024, we expanded our portfolio to include Starlink Business Priority data plans, which will primarily be used for stationary commercial use on land. We expect to earn usage fees from OneWeb service upon the launch of that service, which we currently anticipate will occur in the fourth quarter of 2024. We also generate service revenue from product repairs and extended warranty sales.

Our service sales also include the distribution of entertainment, including news, sports, music, and movies, to commercial customers in the maritime market through KVH Media Group, along with supplemental value-added services.

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

As part of this restructuring, we reduced our headcount by approximately 75 employees, or approximately 20% of our total workforce as of the time we announced the restructuring. As of June 30, 2024, all employee terminations were completed. During the nine months ended September 30, 2024, we incurred $2.9 million of severance charges for this restructuring, which amount reflects a favorable $0.4 million correction in the three months ended September 30, 2024. The $2.9 million of severance charges incurred during the nine months ended September 30, 2024 consisted of approximately $2.6 million of cash charges and approximately $0.3 million of non-cash charges arising from pre-existing contractual obligations to accelerate vesting of certain outstanding equity compensation awards.

During the second quarter of 2024, we expanded our relationship with Starlink through a bulk data distribution agreement. Under the agreement, we prepaid $17.0 million for access to a large block of Starlink Mobile Priority data at favorable rates. The new agreement offers us increased flexibility in the development and sale of custom airtime plans using Starlink’s Mobile Priority service.

During the third quarter of 2024, we commenced our plan to sell the warehouse building and surface parking lot located at 75 Enterprise Center in Middletown, RI (“75 Enterprise Center”). As of September 30, 2024, 75 Enterprise Center had a carrying value of approximately $7.8 million. We determined that all of the criteria to classify 75 Enterprise Center as held for sale had been met as of September 30, 2024. The estimated fair value was determined based upon the anticipated sales price of these assets based on current market conditions and assumptions made by management, less selling costs. We recorded an impairment charge of $1.1 million during the three and nine months ended September 30, 2024, as the carrying value of 75 Enterprise Center at the time the asset for sale criteria were met exceeded the fair value less costs to sell.

Additionally, in the third quarter of 2024, we commenced our plan to sell the property, building, improvements, and land located at 50 Enterprise Center in Middletown, RI (“50 Enterprise Center”). As of September 30, 2024, 50 Enterprise Center had a carrying value of approximately $3.6 million. We determined that all of the criteria to classify 50 Enterprise Center as held for sale had been met as of September 30, 2024. The estimated fair value of 50 Enterprise Center exceeds its carrying value.

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

Critical accounting estimates are those estimates made that involve a significant level of estimation uncertainty and have had or are reasonably likely to have an impact on our statement of operations. We believe that our accounting estimates for intangible assets and other long-lived assets are the only estimates critical to an understanding and evaluation of our financial results for the nine months ended September 30, 2024, as discussed below.

Results of Operations
The following table provides, for the periods indicated, certain financial data relating to our operations expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Sales:
Service	84.3%	88.6%	85.3%	86.1%
Product	15.7	11.4	14.7	13.9
Net sales	100.0	100.0	100.0	100.0
Cost and expenses:
Costs of service sales	51.7	48.9	51.2	47.4
Costs of product sales	16.3	13.6	16.5	15.9
Research and development	4.9	7.2	7.8	7.3
Sales, marketing and support	17.0	14.6	18.0	15.5
General and administrative	13.1	13.2	15.2	13.0
Goodwill impairment charge	—	16.1	—	5.3
Long-lived assets impairment charge	3.9	2.0	1.3	0.7
Total costs and expenses	106.9	115.6	110.0	105.1
Loss from operations	(6.9)	(15.6)	(10.0)	(5.1)
Interest income	2.2	3.0	2.8	2.6
Other income (expense), net	0.7	(0.4)	(0.4)	(0.6)
Loss before income tax expense	(4.0)	(13.0)	(7.6)	(3.1)
Income tax expense	0.2	0.3	0.1	0.2
Net loss	(4.2)%	(13.3)%	(7.7)%	(3.3)%

Three months ended September 30, 2024 and 2023

Net Sales

Our net sales for the three months ended September 30, 2024 and 2023 were as follows:

			Change
	For the three months ended September 30,		2024 vs. 2023
	2024	2023	$	%
	(dollars in thousands)
Service	$24,410	$29,397	$(4,987)	(17)%
Product	4,561	3,798	763	20%
Net sales	$28,971	$33,195	$(4,224)	(13)%

Net sales decreased by $4.2 million, or 13%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Service sales decreased by $5.0 million, or 17%, to $24.4 million for the three months ended September 30, 2024 from $29.4 million for the three months ended September 30, 2023. The decrease was primarily due to a $4.6 million decrease in our airtime service sales, driven primarily by a decrease in VSAT-only subscribers, partially offset by an increase in Starlink service sales. Alternative solutions offered by recent low-earth-orbit (LEO) entrants have heightened competition in the global leisure segment as well as in commercial and government markets. We expect that VSAT service sales will continue to decline while Starlink services sales will continue to grow.

We expect that the trend of intensifying competition from LEO satellite service providers will continue and that our quarterly revenues from VSAT service sales will continue to decline on a year-over-year basis. It is possible that the rate of reduction will continue to accelerate. A key driver of the expected reduction in revenue is the previously disclosed transition by one of our largest customers, the U.S. Coast Guard, of its primary satellite service relationship to Starlink. As a result of the transition, the decline in revenue from this customer began late in the third quarter of 2024.

Product sales increased by $0.8 million, or 20%, to $4.6 million for the three months ended September 30, 2024 from $3.8 million for the three months ended September 30, 2023. The increase in product sales was primarily due to a $1.2 million increase in Starlink product sales and a $0.2 million increase in VSAT Broadband product sales, partially offset by a $0.5 million decrease in accessory product sales and a $0.3 million decrease in TracVision product sales. The increase in product sales was primarily due to an increase in unit sales volume of Starlink and VSAT Broadband products. Competition from low-cost alternatives to VSAT, which include streaming capabilities, has had a significant impact on sales of our TracVision products.

Costs of Sales

Costs of sales consists of costs of service sales and costs of product sales. Costs of sales decreased by $1.1 million, or 5%, in the three months ended September 30, 2024 to $19.7 million from $20.7 million in the three months ended September 30, 2023. The decrease in costs of sales was driven by a $1.3 million decrease in costs of service sales, partially offset by a $0.2 million increase in costs of product sales. As a percentage of net sales, costs of sales were 68% and 63% for the three months ended September 30, 2024 and 2023, respectively.

Our costs of service sales consist primarily of satellite service capacity, depreciation, service network overhead expense associated with our VSAT Broadband network infrastructure, direct network service labor, product installation costs, media materials and distribution costs, and service repair materials. For the three months ended September 30, 2024, costs of service sales decreased by $1.3 million or 8%, to $15.0 million from $16.2 million in the three months ended September 30, 2023, primarily due to a $1.3 million decrease in airtime costs of service sales. As a percentage of service sales, costs of service sales were 61% and 55% for the three months ended September 30, 2024 and 2023, respectively, driven primarily by fixed costs. During the second quarter of 2024, we purchased from Starlink access to a large block of data at favorable rates. As a result of this purchase, during the three months ended September 30, 2024 our gross margin percentage on Starlink airtime services improved. The increase in gross margin on Starlink airtime services was higher than previously anticipated, but we may be unable to maintain this higher gross margin percentage during future periods.

Our costs of product sales consist primarily of materials, manufacturing overhead, and direct labor used to produce our products. For the three months ended September 30, 2024, costs of product sales increased by $0.2 million, or 5%, to $4.7 million from $4.5 million in the three months ended September 30, 2023, primarily due to a $1.1 million increase in Starlink product sales and a $0.3 million increase in VSAT Broadband cost of product sales, partially offset by a $0.9 million decrease in various manufacturing and other unabsorbed expenses, which primarily consists of labor, purchase price variance, excess and obsolescence write down, absorption and severance costs, and a $0.2 million decrease in TracVision cost of product sales. As a percentage of product sales, costs of product sales were 103% and 119% for the three months ended September 30, 2024 and 2023, respectively. Cost of product sales decreased as a percentage of product sales primarily due to improved absorption driven by the reduction in headcount of manufacturing employees and the ramp up of production.

Operating Expenses

Research and development expense consists of direct labor, materials, external consultants, and related overhead costs that support our internally funded product development and product sustaining engineering activities. Research and development expense for the three months ended September 30, 2024 decreased by $1.0 million, or 41%, to $1.4 million from $2.4 million for the three months ended September 30, 2023. The decrease in research and development expense resulted primarily from a $0.8 million decrease in salaries, benefits and taxes, which was driven by the reduction in our workforce begun in February 2024 and concluded in June 2024. As a percentage of net sales, research and development expense was 5% and 7% for the three months ended September 30, 2024 and 2023, respectively.

Sales, marketing, and support expense consists primarily of salaries and related expenses for sales and marketing personnel, commissions for both in-house and third-party representatives, costs related to the co-development of certain content, other sales and marketing support costs such as advertising, literature and promotional materials, product service personnel and support costs, warranty-related costs and bad debt expense. Sales, marketing and support expense also includes the operating expenses of our sales office subsidiaries in Denmark, Singapore, Brazil, and Japan. Sales, marketing and support expense for the three months ended September 30, 2024 increased by $0.1 million, or 2%, to $4.9 million from $4.8 million for the three months ended September 30, 2023. As a percentage of net sales, sales, marketing and support expense was 17% and 15% for the three months ended September 30, 2024 and 2023, respectively.

General and administrative expense consists of costs attributable to management, finance and accounting, information technology, human resources, certain outside professional services, and other administrative costs. General and administrative expense for the three months ended September 30, 2024 decreased by $0.6 million, or 13%, to $3.8 million from $4.4 million the three months ended September 30, 2024. The decrease in general and administrative expense resulted primarily from a $0.7 million decrease in salaries, benefits and taxes, which was driven by the reduction in our workforce begun in February 2024 and concluded in June 2024. As a percentage of net sales, general and administrative expense was 13% for both the three months ended September 30, 2024 and 2023.

Interest and Other Income (Expense), Net

Interest income represents interest earned on our cash and cash equivalents, as well as from investments and our sale-type lease receivables. Interest income decreased by $0.4 million to $0.6 million for the three months ended September 30, 2024 from $1.0 million for the three months ended September 30, 2023. Of the current period interest income of $0.6 million, $0.5 million is attributable to interest earned on cash and cash equivalents, while the remaining $0.1 million was attributable to interest from lease receivables. Other income (expense), net changed by $0.3 million to other income, net of $0.2 million for the three months ended September 30, 2024 from other expense, net of $0.1 million for the three months ended September 30, 2023, which was driven by the disposal of fixed assets.

Income Tax Expense

Income tax expense for each of the three months ended September 30, 2024 and 2023 was $0.1 million and related to taxes on income earned in foreign jurisdictions.

Nine months ended September 30, 2024 and 2023

Net Sales

Our net sales for the nine months ended September 30, 2024 and 2023 were as follows:

			Change
	For the nine months ended September 30,		2024 vs. 2023
	2024	2023	$	%
	(dollars in thousands)
Service	$74,122	$86,883	$(12,761)	(15)%
Product	12,789	14,041	(1,252)	(9)%
Net sales	$86,911	$100,924	$(14,013)	(14)%

Net sales decreased by $14.0 million, or 14%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. Service sales decreased by $12.8 million, or 15%, to $74.1 million for the nine months ended September 30, 2024 from $86.9 million for the nine months ended September 30, 2023. The decrease was primarily due to a $12.0 million decrease in our airtime service sales, driven primarily by a decrease in VSAT-only subscribers, partially offset by an increase in Starlink service sales. Alternative solutions offered by recent LEO entrants have heightened competition in the global leisure segment and in commercial and government markets.

Product sales decreased by $1.3 million, or 9%, to $12.8 million for the nine months ended September 30, 2024 from $14.0 million for the nine months ended September 30, 2023. The decrease in product sales was primarily due to a $2.2 million decrease in VSAT Broadband product sales, a $1.7 million decrease in TracVision product sales and a $1.2 million decrease in accessory and service product sales, partially offset by a $3.8 million increase in Starlink product sales and a $0.4 million increase in CommBox Edge product sales. The decline in product sales was primarily due to a decrease in unit sales volume. Competition from low-cost alternatives to VSAT, which include streaming capabilities, has had a significant impact on sales of both TracVision and VSAT Broadband products.

Costs of Sales

Costs of sales decreased by $5.1 million, or 8%, in the nine months ended September 30, 2024 to $58.8 million from $63.9 million in the nine months ended September 30, 2023. The decrease in costs of sales was driven by a $3.4 million decrease in costs of service sales and a $1.7 million decrease in costs of product sales. As a percentage of net sales, costs of sales were 68% and 63% for the nine months ended September 30, 2024 and 2023, respectively.

For the nine months ended September 30, 2024, costs of service sales decreased by $3.4 million, or 7%, to $44.5 million from $47.8 million for the nine months ended September 30, 2023, primarily due to a $3.6 million decrease in airtime costs of service sales. As a percentage of service sales, costs of service sales were 60% and 55% for the nine months ended September 30, 2024 and 2023, respectively, driven primarily by fixed costs.

For the nine months ended September 30, 2024, costs of product sales decreased by $1.7 million, or 11%, to $14.3 million from $16.0 million in the nine months ended September 30, 2023, primarily due to a $2.3 million decrease in various manufacturing and other unabsorbed expenses, which primarily consists of labor, purchase price variance, excess and obsolescence write down, absorption and severance costs, a $1.3 million decrease in TracVision cost of product sales, a $1.1 million decrease in VSAT Broadband cost of product sales and a $0.5 million decrease in accessory cost of product sales, partially offset by a $3.5 million increase in Starlink cost of product sales. As a percentage of product sales, costs of product sales were 112% and 114% for the nine months ended September 30, 2024 and 2023, respectively. Cost of product sales increased as a percentage of product sales primarily due to lower product sales volume, as well as product sales mix.

Operating Expenses

Research and development expense for the nine months ended September 30, 2024 decreased by $0.6 million, or 8%, to $6.8 million from $7.4 million for the nine months ended September 30, 2023. The decrease in research and development expense resulted primarily from a $1.0 million decrease in salaries, benefits and taxes, excluding costs related to the previously mentioned reduction in workforce, and a $0.2 million decrease in expensed materials. These decreases were partially offset by $0.9 million in costs incurred related to the reduction in our workforce begun in February 2024 and concluded in June 2024. As a percentage of net sales, research and development expense was 8% and 7% for the nine months ended September 30, 2024 and 2023, respectively.

Sales, marketing and support expense for the nine months ended September 30, 2024 remained flat period-over-period at $15.7 million for both the nine months ended September 30, 2024 and 2023. During the nine months ended September 30, 2024, we incurred $0.4 million in costs related to the reduction in our workforce begun in February 2024 and concluded in June 2024, which was partially offset by a $0.4 million decrease in external commissions. As a percentage of net sales, sales, marketing and support expense was 18% and 16% for the nine months ended September 30, 2024 and 2023, respectively.

General and administrative expense for the nine months ended September 30, 2024 increased by $0.1 million, or 1%, to $13.2 million from $13.1 million for the nine months ended September 30, 2023. The increase in general and administrative expense resulted primarily from $0.7 million in costs incurred related to the reduction in our workforce begun in February 2024 and concluded in June 2024 and a $0.7 million reduction in reimbursements made by EMCORE for expenses incurred under the transition services agreement relating to the sale of the inertial navigation business in August 2022. Partially offsetting these items were a $0.9 million decrease in professional fees, driven by additional accounting and consulting costs incurred during the nine months ended September 30, 2023 to prepare our 2022 annual filings and a $0.3 million decrease in salaries, benefits and taxes, excluding costs related to the previously mentioned reduction in workforce. As a percentage of net sales, general and administrative expense was 15% and 13% for the nine months ended September 30, 2024 and 2023, respectively.

Interest and Other Expense, Net

Interest income decreased by $0.2 million to $2.4 million for the nine months ended September 30, 2024 from $2.7 million for the nine months ended September 30, 2023. Of the current period interest income of $2.4 million, $2.1 million is attributable to interest earned on cash and cash equivalents, and $0.4 million was attributable to interest from lease receivables. Other expense, net decreased by $0.2 million to other expense, net of $0.3 million for the nine months ended September 30, 2024 from other expense, net of $0.6 million for the nine months ended September 30, 2023. This decrease was driven by a $0.4 million decrease in the loss on disposal of fixed assets, offset by a $0.3 million increase in foreign exchange losses.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2024 and 2023 was $0.1 million and $0.2 million, respectively, and related to taxes on income earned in foreign jurisdictions.

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

As of September 30, 2024, we had $49.8 million in cash, cash equivalents, and marketable securities, of which $3.5 million in cash and cash equivalents was held in local currencies by our foreign subsidiaries. Our foreign subsidiaries held no marketable securities as of September 30, 2024. As of September 30, 2024, we had $108.1 million in working capital.

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

Net cash used in operations was $13.6 million for the nine months ended September 30, 2024 compared to net cash used in operations of $2.7 million for the nine months ended September 30, 2023. The $10.9 million increase in net cash used in operations was primarily the result of a $14.6 million increase in cash outflows relating to prepaid expenses and other current assets, a $10.6 million increase in cash outflows relating to accrued compensation, product warranty and other expenses, a $3.5 million increase in net loss (which included a $1.1 million impairment charge during the nine months ended September 30, 2024), a change of $2.5 million related to non-cash items, a $2.5 million increase in cash outflows relating to inventories, a $0.5 million decrease in cash inflows relating to deferred revenue, and a $0.4 million increase in cash outflows related to other non-current assets, partially offset by a $22.2 million decrease in cash outflows related to accounts payable and a $1.5 million increase in cash inflows relating to accounts receivable.

Net cash provided by investing activities was $16.5 million for the nine months ended September 30, 2024 compared to net cash used in investing activities of $9.2 million for the nine months ended September 30, 2023. The $25.7 million change in net cash provided by investing activities was primarily the result of a $25.1 million decrease in net investment in marketable securities and a $0.6 million decrease in capital expenditures.

Net cash provided by financing activities was $0.1 million for the nine months ended September 30, 2024 compared to net cash provided by financing activities of $2.3 million for the nine months ended September 30, 2023. The $2.2 million decrease in net cash provided by financing activities is primarily attributable to a $2.5 million decrease in cash inflows relating to proceeds from the exercise of stock options and purchases under our employee stock purchase plan, partially offset by a $0.2 million decrease in cash outflows related to the repurchase of common stock to satisfy specific tax withholding obligations arising from accelerated vesting of executive stock grants in 2023.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024, the end of the period covered by this interim report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated changes in our internal control over financial reporting that occurred during the third quarter of 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the third quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We recorded substantial losses from continuing operations in the first nine months of 2024 and in each of the last four fiscal years (notwithstanding the income we recognized in 2022 from the sale of the inertial navigation business and in 2021 from the forgiveness of a PPP loan). Although our continuing operations were profitable in the fourth quarter of 2022 and second quarter of 2023, we may continue to incur losses as we face increasingly stiff competition. Our recent restructuring, workforce reduction and other cost-reduction measures may be insufficient to offset recent and accelerating reductions in our revenues. Recent inflation in the prices of goods and services, including wages, has also hampered our ability to improve profitability. In order to maintain and improve our competitive position, generate revenue and achieve sustained profitability, we must overcome recent reductions in our airtime subscriber base, reduce our bandwidth costs, and continue to introduce new and improved solutions. Our inability to accomplish any of these goals could have a material adverse effect on our revenues, profitability and cash flow, and we cannot assure you when, or whether, we will regain sustained profitability.

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

Our quarterly net sales and results of operations could continue to vary significantly for various reasons, many of which are outside our control. For example, service sales declined 17.0% in the third quarter of 2024 compared to the third quarter of 2023, and product sales declined 48% in the fourth quarter of 2023 compared to the fourth quarter of 2022. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Our net sales or results of operations in a quarter may fall below the expectations of securities analysts or investors. If this occurs, the market price of our common stock could fall significantly. Our results of operations can fluctuate for many reasons, including the impact of competition and resulting changes in demand for our products and services; delays in order fulfillment, including as a result of shortages of components and raw materials; the mix of services and products we sell, including the mix of fixed rate and metered contracts for airtime services; our ability to manufacture, test and deliver products in a timely and cost-effective manner; the timing of new service and product introductions by us or our competitors; the scope and success of our investments in research and development; expenses incurred in pursuing acquisitions and investments; expenses incurred in expanding, maintaining, or improving our global HTS network; market and competitive pricing pressures; unanticipated charges or expenses, such as the aggregate $6.0 million impairment charges to goodwill and long-lived assets we recorded in the third quarter of 2023 and the $1.1 million impairment charges to long-lived assets we recorded in the third quarter of 2024; the $5.2 million charge related to the inventory write-down, the $3.6 million provision for excess purchase order obligations and the $2.1 million charge for the discontinuation of a project for implementing a new manufacturing-centric accounting system that we recorded in the fourth quarter of 2023; expenses incurred in responding to stockholder activism; general economic climate; seasonality of pleasure boat and recreational vehicle usage; and the impact of supply chain disruptions.

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

The gross margin percentage from our VSAT airtime services in many cases exceeds the gross margin percentage from other third-party products and airtime services. To the extent that the mix of airtime services we sell shifts away from VSAT services, our gross profit dollars may decline, perhaps materially, if we are unable to significantly increase revenue on non-VSAT airtime services, which may reduce our profitability.

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

We are highly dependent on qualified personnel at all levels, including our senior management team and other key technical, operational, managerial and sales and marketing personnel, each of whom would be difficult to replace. Our recent reductions-in-force increased our dependence on continuing personnel. If we fail to retain and attract the necessary personnel, we may be unable to achieve our business objectives and may lose our competitive position, which could lead to a significant decline in net sales. The current job market for personnel is very competitive, resulting in increased compensation. We face challenges retaining our personnel and attracting new personnel to fulfill our unmet needs, particularly in light of our recent reductions-in-force. Replacing key personnel may be difficult and may take an extended period of time because of the limited number of individuals with the skills and experience to execute our business strategy. We may be unable to identify or employ qualified personnel for any such position on acceptable terms, if at all. We may also need to pay higher compensation than we expect, which would make it more difficult to achieve our goal of sustained profitability.

Future strategic activities could disrupt our business and affect our results of operations.

In response to increasing competitive pressure, we may take additional measures intended to increase profitability and align our business more closely with our current strategic and financial objectives, including engagement with new suppliers, further modifications to our manufacturing arrangements and other cost-reduction efforts. For example, in February 2024 we announced a staged wind-down of our manufacturing operations and a related reduction-in-force of 75 employees, as a result of which we have incurred or expect to incur aggregate charges of approximately $13.8 million, consisting of a $5.2 million non-cash charge related to the inventory write-down, a $3.6 million provision for excess purchase order obligations, approximately $2.9 million of severance charges, and a $2.1 million charge for the discontinuation of a project for implementing a new manufacturing-centric accounting system. We may also choose to dispose of assets or make strategic divestitures, such as the sale of our inertial navigation business in August 2022. During the third quarter of 2024, we commenced a plan to sell the warehouse building and surface parking lot located at 75 Enterprise Center in Middletown, Rhode Island, and the property, building, improvements, and land located at 50 Enterprise Center in Middletown, Rhode Island. These efforts may not succeed in improving profitability. Any of these changes could be disruptive to our business and could result in significant expense, including losses on any asset disposition or divestiture, accounting charges for any inventory or technology-related write-offs or any workforce reduction costs, such as those described elsewhere in risk factors. We could incur significant transaction costs, including for potential transactions that do not proceed. Substantial expense or charges resulting from restructuring activities, dispositions of assets or divestitures could adversely affect our results of operations and use of cash in the periods in which we take these actions. Any disposition of assets or divestiture could also result in the retention of liabilities and expenses that are not assumed by the buyer or the loss of operating income from the divested assets or operations, either of which could negatively impact profitability after any divestiture.

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

The mobile connectivity market is intensely competitive, and we expect the intensity of competition to continue to increase in the future. We may not be able to compete successfully against current and future competitors, which would impair our ability to sell our products and services. We are facing significant competition from companies that seek to compete primarily on price as well as new, emerging NGSO services, such as Starlink and OneWeb, as well as future LEO services such as Kuiper, Telesat, and others. Competition from these sources increased dramatically in 2023 and has continued to intensify in 2024, leading to material reductions in our VSAT subscriber base. These companies may continue to implement price reductions and discounts for both products and services, which have required us to reduce our prices or offer discounts in an effort to prevent erosion of our market share. The majority of our customers have no long-term commitment and can switch providers without penalty. For example, AgilePlan customers are on month-to-month agreements, and our agreement with the U.S. Coast Guard, a significant government customer, is structured as an indefinite delivery/indefinite quantity contract. In the third quarter of 2024, we received and processed the anticipated service downgrade request from the U.S. Coast Guard, which reduces anticipated revenue for 2025 through 2027 by approximately 95%. As a result, we expect to generate substantially less revenue from the U.S. Coast Guard. For example, we anticipate that revenue from the U.S. Coast Guard will decline from approximately $2.4 million in the third quarter of 2024 to approximately $0.2 million in the fourth quarter of 2024.

Current and future competitors have greater financial resources than we do, enabling them to operate at lower margins to gain market share. We believe increased competition contributed to the decreases in both our service sales and our product sales in the nine months ended September 30, 2024, including unit sales of our VSAT products, and we expect that this trend will continue in future periods.

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

The Starlink LEO service continues to have some adverse impact on our business, particularly within the global leisure segment. A significant number of leisure customers have adopted Starlink systems for both two-way communications as well as streaming, which has impacted both our VSAT Broadband and TracVision businesses. Although our leisure business accounts for less than 15% of our total revenue, competition from Starlink has had some adverse impact on our commercial business as well, particularly our growth in that segment. While we did increase our subscriber count in the second and third quarter of 2024, the total number of our subscribers declined in the third and fourth quarter of 2023 and the first quarter of 2024. If we are unable to sustain growth, it would have a material adverse effect on our revenue, profitability, and cash flow.

In the marine market for high-speed Internet, voice, fax, and data services, we have historically competed primarily with Inmarsat, Marlink, Speedcast, Viasat, and Network Innovations, along with smaller, single-hub regional services to deliver VSAT service. Additionally, we are facing meaningful competition from new NGSO networks such as SpaceX’s Starlink and Eutelsat OneWeb and an emerging group of smaller LEO-focused providers, such as Clarus and Elcome. We also face competition from providers of low-speed data services, which include Inmarsat and Iridium Satellite LLC. In the marine market for satellite TV equipment, we compete primarily with Intellian, Cobham SATCOM and Raymarine (Intellian-made). In the marine market for two-way communications equipment, we compete primarily with Intellian and Cobham SATCOM. In the market for land mobile satellite TV equipment, we compete primarily with King Controls and Winegard Company. In the markets for media content, the KVH Media Group competes primarily with Swank Motion Pictures, Baze Technology, and PressReader. Many of our competitors are well-established companies that have substantially greater financial, managerial, technical, marketing, personnel, and other resources than we do, which may help them to compete more effectively against us.

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

Our mobile satellite communications solutions utilize third-party satellite services. We do not own the satellites that provide two-way satellite communications or the terrestrial networks that interconnect our facilities with the satellite teleports that communicate with the satellites. Intelsat and Sky Perfect-JSAT currently provide the satellite capacity to support our global high-throughput satellite (HTS) broadband service, our TracNet H-series and TracPhone V-HTS series products and third-party products compatible with our services. Vodafone currently provides the 5G/LTE services used by our TracNet H-series terminals and compatible third-party products to provide cellular service in 150+ countries. Starlink provides the data services for Starlink LEO services, while Eutelsat OneWeb will provide the data connectivity for OneWeb LEO service, which we currently anticipate providing for maritime use in the fourth quarter of 2024. We rely on Inmarsat for satellite communications services for our FleetBroadband-compatible and FleetOne-compatible products. We also have an arrangement with Iridium for additional satellite communications services that we make available to our customers as a backup option to provide communications redundancy with our primary service offerings.

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

We distribute premium news, television shows, sports, and movies to commercial customers in the maritime market. We license this content from third parties on a non-exclusive basis without long-term license agreements. Any content provider could terminate our arrangements without notice or could adversely modify the terms of the arrangement, including price increases. Further, the licenses we obtain are limited in scope, and any violation of the terms of a license could expose us to liability for copyright infringement. We pay license fees based in part on the revenue we generate from sublicenses, and our licensors generally have the right to audit our records. Failure to pay required license fees could result in termination of our license rights, penalties and damages. The loss of content could adversely affect the attractiveness of our media and entertainment offerings, which could in turn adversely affect our revenues. Any increase in the cost of content could reduce the profitability of these offerings.

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

The U.S. may continue to alter its approach to international trade, which may impact existing bilateral or multi-lateral trade agreements and treaties with foreign countries. The U.S. has imposed tariffs on certain foreign goods and may increase tariffs or impose new ones, and certain foreign governments have retaliated and may continue to do so. We derive a majority of our revenues from international sales, which makes us especially vulnerable to increased tariffs. Changes in U.S. trade policy have created ongoing turmoil in international trade relations, and it is unclear what future actions governments will or will not take with respect to tariffs or other international trade agreements and policies. During his campaign, President-Elect Trump expressed various intentions to impose tariffs on imports, including 60% tariffs on goods imported from China, 25% tariffs on goods imported from Mexico and between 10% and 20% tariffs on other imports. It is unclear what action the next presidential administration or Congress will take with respect to these proposals. Ongoing or new trade wars or other governmental action related to tariffs or international trade agreements or policies could reduce demand for our products and services, increase our costs, reduce our profitability, adversely impact our supply chain or otherwise have a material adverse effect on our business and results of operations.

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

The market for mobile connectivity solutions is characterized by rapid technological change, frequent new product innovations, changes in customer requirements and expectations, and evolving industry standards. For example, we are facing competition from new LEO networks such as SpaceX’s Starlink and Eutelsat OneWeb. If we fail to make innovations in our existing products and services and reduce the costs of our products and services, our market share will likely decline. Products or services using new technologies, or emerging industry standards, could render our products and services obsolete. If our competitors successfully introduce new or enhanced products or services that outperform our products or services, or are perceived as doing so, we may be unable to compete successfully in the markets affected by these changes.

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

Historically, sales to customers outside the United States have accounted for an increasingly significant portion of our net sales. We derived 72%, 68% and 63% of our revenues from continuing operations in the nine months ended September 30, 2024 and the years ended December 31, 2023 and 2022, respectively, from sales to these foreign customers. We have foreign offices in Denmark, the United Kingdom, Singapore, Japan, Norway and the Philippines, as well as a subsidiary in Brazil that manages local sales. Nonetheless, substantially all of our operations and a significant number of our personnel are located in the United States. Our limited international operations may impair our ability to compete successfully in international markets and to meet the service and support needs of our customers in countries where we have little to no infrastructure. Risks associated with our international business activities may increase our costs and require significant management attention. These risks include restrictions on international travel, which may restrict our ability to grow and service our business; international shipping delays; tariffs; sanctions or other trade restrictions that preclude or restrict doing business with particular foreign governments, companies or individuals; technical challenges we may face in adapting our solutions to function with different satellite services and technology in use in various regions around the world; satisfaction of international regulatory requirements and delays and costs associated with procurement of any necessary licenses or permits; the potential unavailability of content licenses covering international waters and foreign locations; increased costs of providing customer support in multiple languages; increased costs of managing operations that are international in scope; potentially adverse tax consequences, including restrictions on the repatriation of earnings; protectionist laws and business practices that favor local competitors, which could slow our growth in international markets; potentially longer sales cycles; potentially longer accounts receivable payment cycles and difficulties in collecting accounts receivable; and economic and political instability in some international markets.

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

Our stock price has historically been volatile. During the period from January 1, 2018 to September 30, 2024, the trading price of our common stock ranged from $4.17 to $15.29. Many factors may cause our stock price to fluctuate, including variations in quarterly results; the introduction of new products and services by us or our competitors; adverse business developments; reductions-in-force; changes in estimates of our performance or recommendations by securities analysts; the hiring or departure of key personnel; acquisitions or strategic alliances involving us or our competitors; market conditions in our industry; and the global macroeconomic and geopolitical environment. Broad market fluctuations may adversely affect our stock price. When the market price of a company’s stock drops significantly, stockholders often institute securities litigation against that company. Any such litigation could cause us to incur significant expenses defending against the claim, divert the time and attention of our management and result in significant damages.

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

101
The following financial information from KVH Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Loss (unaudited), (iv) the Consolidated Statements of Stockholders' Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to Consolidated Interim Financial Statements (unaudited).
		X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2024

KVH Industries, Inc.

By:	/s/ ANTHONY F. PIKE
Anthony F. Pike
(Duly Authorized Officer and Chief Financial Officer)