Form 10-K
period 2024-12-31
KVH INDUSTRIES INC \DE\
filed 2025-03-10
CIK 1007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $74,015,808 based on the closing sale price of $4.65 per share as reported on the Nasdaq Global Select Market. Shares of common stock held by executive officers and directors of the registrant and their affiliates have been excluded from this calculation because such persons may be deemed affiliates. As of March 3, 2025, the registrant had 19,764,048 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to its 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III.

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

Introduction

We are a leading global provider of innovative and technology-driven connectivity solutions to primarily maritime commercial, leisure, and military/government customers. We provide global high-speed Internet and Voice over Internet Protocol (VoIP) services via satellite and integrated 5G/LTE cellular communications to mobile users at sea and on land. We are also a leading provider of commercially licensed entertainment, including movies, television programming, news, and music, to commercial customers in the maritime market, along with supplemental value-added network and bandwidth management cybersecurity, email, and crew Internet services.

We currently manufacture our products in Middletown, Rhode Island, and we generate revenues in the United States and various international locations, including primarily Singapore, Canada, South American countries, European Union countries and other European countries, and countries in Africa, the Middle East and Asia/Pacific, including India. We are winding down our product manufacturing operations and currently plan to discontinue the majority of our capital-intensive manufacturing activities by the end of 2025.

We are headquartered in Middletown, Rhode Island, with active operations in Denmark, the United Kingdom, the Philippines, and Singapore. KVH is a Delaware corporation formed in 1985.

Our Business
We provide integrated, end-to-end services, software, and hardware that support our customers’ need for access to the Internet, VoIP, operations content, and entertainment services while on the move. On the services side of our business, sales of our global high-throughput satellite (HTS) airtime service accounted for 71% and 81% of our consolidated net sales for 2024 and 2023, respectively. Sales of content services accounted for 3% of our consolidated net sales for both 2024 and 2023. On the hardware side of our business, we currently manufacture and distribute a comprehensive family of mobile satellite antenna products that provide two-way access to the Internet and VoIP services using Ku-band VSAT service with integrated 5G/LTE cellular service and support for shore-based Wi-Fi. We distribute products manufactured by third-parties that support low-earth-orbit (LEO) satellite services. We also manufacture in-motion, stabilized antennas that provide receive-only satellite television services. Product sales accounted for 15% and 13% of our consolidated net sales for 2024 and 2023, respectively.

In the global maritime market, we believe that there is significant demand for mobile access to the Internet, operational data, voice services, entertainment content, and satellite television. For mobile access to the Internet and VoIP services, which we refer to collectively as our airtime services, we offer communication services using global VSAT service, 5G/LTE cellular service, and shore-based Wi-Fi, which are marketed under the KVH ONE hybrid network brand. For customer access to our airtime services, we currently offer a family of parabolic hybrid mobile satellite antenna products, which are marketed under the TracNet hybrid terminal network brand. Under our KVH ONE OpenNet program, customers using non-KVH Ku-band VSAT terminals can subscribe to our airtime services. In addition, we offer a 37 cm parabolic VSAT-only TracPhone V30 antenna and support our legacy family of other VSAT-only terminals marketed under the TracPhone brand and using our global HTS network. We are also an authorized reseller of airtime and terminals supporting the Starlink and OneWeb LEO services. In addition to satellite communications-based services, we also offer TracNet Coastal, a 5G/cellular and Wi-Fi based solution intended for use along coastal waterways with cellular service offered in more than 130 countries.

The network infrastructure that we have developed to support our airtime services also supports the delivery of other value-added services, such as our KVH Link content service, with country-specific news, entertainment, music, and other crew welfare content delivered using our linkHUB OTA (over the air) delivery service. For both maritime and onshore customers who want to access live television while on the move, we offer a comprehensive family of parabolic mobile satellite antenna products marketed under the TracVision brand.

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

In February 2024, we announced a staged wind-down of our product manufacturing operations at our Middletown, Rhode Island location. The wind-down was driven by reduced demand for our hardware products in the face of intensifying competition in the third and fourth quarters of 2023. We concluded that we should discontinue our capital-intensive manufacturing activities and concentrate our efforts on growing sales of our multi-orbit, multi-channel, integrated communications solutions. We significantly scaled back our manufacturing activity by the end of the second quarter of 2024 and reduced our manufacturing headcount and capacity to a level intended to enable us to meet lower anticipated demand through 2025 and beyond. We expect to continue to facilitate customer transition to third-party hardware products compatible with our mobile satellite communications services. Although we currently plan to continue to conduct maintenance, service, warehousing, shipping and receiving activities at the Middletown, Rhode Island location, we are assessing alternate locations where we can provide ongoing support.

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

AgilePlans, one of our options for commercial maritime customers, offers an all-inclusive Connectivity as a Service, or CaaS, usage-based pricing model. Under this all-in-one CaaS model, we charge subscribers a single monthly fee in exchange for which we provide either TracNet or TracPhone satellite communication hardware, subsidized shipping and installation, maintenance and support, airtime and VoIP services, a service management portal and certain basic content services with no minimum commitment and no long-term contract. AgilePlans customers may also choose to add a Starlink, OneWeb, or TracNet Coastal terminal and data plan to a new or existing AgilePlans subscription.

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

In October 2017, we launched our next-generation, advanced maritime broadband network with Intelsat. The HTS high-speed network incorporates Intelsat satellite services, including Epic satellites, and the IntelsatOne Flex platform, a global managed service designed to optimize bandwidth allocations and provide flexible coverage where it is needed. Our global HTS network also benefits from Japanese satellite capacity provided by SKY Perfect JSAT. Overall, our global HTS network currently uses a combination of 182 Ku-band transponders (5 of which we directly contract for) on 31 satellites to provide Ku-band coverage throughout the northern and southern hemispheres. Of the 31 satellites, 5 are considered high-throughput satellites that provide coverage via overlapping high-powered spot beams. Of the 182 Ku-band transponders, 138 are on high-throughput satellites. Along with our Ku-band HTS network, we offer airtime services via other networks, such as Starlink and Iridium. We began making Eutelsat OneWeb services available for commercial and leisure vessel deployment starting in January 2025.

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

In October 2023, we signed an exclusive multi-year agreement with Kognitive Networks through which we are integrating Kognitive’s diverse suite of enterprise-grade network and bandwidth management tools, private-labeled as CommBox Edge, into our maritime mobile communication service offerings. CommBox Edge is an integral element of our multi-orbit, multi-channel marine communication solutions, enabling more diverse hybrid configurations. The new suite of tools integrates with and manages onboard connectivity with features such as a cloud-managed user interface, real-time data metering and analysis, WAN combination and control with advanced routing and channel bonding, which combines multiple Internet connections for increased speed and performance, network protection and security with deep packet inspection, traffic policies, and VPN. Network and bandwidth configuration are controlled via onboard services and both cloud-based and mobile applications.

Content Services

We offer a variety of value-added services to our maritime customers. The vast majority of these value-added services are subscription-based.

Our KVH Media Group, which is based in the United Kingdom, distributes commercially licensed entertainment, including movies, television programming, news, music and other crew-focused content to customers in the commercial maritime sector. Sales from KVH Media Group are included as part of content service sales. For movie and television content, we are an approved distributor of licensed content for certain Hollywood, Bollywood, and independent studios worldwide. Our "news from home" digital newspaper service includes more than 100 daily newspapers in more than 20 languages. The digital content can be printed onboard or viewed on a TV (via a set-top box), tablet, smartphone, or laptop.

We offer a content subscription service, exclusively for the commercial maritime sector, called KVH Link. This service can be delivered either over the air, via the recipient vessel’s satellite communications system, or via encrypted USB drives. Once received onboard, the content is stored on a dedicated KVH Link linkHUB server, which incorporates studio-approved DRM (Digital Rights Management) software. Copyright law requires permission from the rights holder for exhibitions of copyrighted films, television and news content on a commercial ship. KVH Media Group holds the rights to allow non-theatrical exhibitions of this content aboard commercial ships for viewing by crew.

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

Value-added Services

We recognize that our customers desire more than just a simple pipe for data and connectivity. We design and offer an array of value-added services that both increase the capabilities of our customers’ systems as well as generate additional recurring revenue for KVH. Among these value-added services are an enterprise-grade Managed Firewall powered by industry leader Fortinet, a cloud email system for commercial fleets and seafarers, crew Internet support, real-time vessel tracking, our KVH Link content service, and CommBox Edge. The majority of these services are available via third-party services and networks we offer as part of our KVH ONE multi-orbit, multi-channel network, including Starlink, OneWeb, and 5G/cellular.

Maritime Products

In the marine market, we currently offer a range of communications and mobile satellite TV products. As noted above, we are winding down our product manufacturing operations at our Middletown, Rhode Island location and ceased substantial manufacturing activity in late 2024. We expect to continue to facilitate customer transition to third-party hardware products compatible with our mobile satellite communications services.

Our parabolic mobile satellite antenna products use sophisticated robotics, stabilization, and control software, sensing technologies, transceiver integration, and advanced antenna designs to automatically search for, identify, and point directly at the optimal communications and television satellite while the vessel or vehicle is in motion. Our antennas use digital inertial measurement units, gyroscopes, and inclinometers to measure the movement of an antenna platform in relation to the earth in three different axes. Microprocessors and our proprietary stabilization and control software use that data to compute the antenna movement necessary for the antenna’s motors to point the antenna properly and maintain contact with the satellite. If an obstruction temporarily blocks the satellite signal, our products either automatically switch to an available, alternate satellite beam or, if no other beam is available, continue to track the satellite’s location according to the movement of the antenna platform in order to carry out automatic, rapid reacquisition of the signal when a direct line of sight to the satellite is restored.

Satellite Internet and Phone. Our TracNet hybrid terminals (TracNet H-series) offer an end-to-end, multichannel connectivity solution. Every TracNet H-series terminal includes an integrated Ku-band VSAT antenna, high-efficiency 5G/LTE cellular antenna, and high-powered Wi-Fi bridge for connections to shore-based Wi-Fi channels. These same cellular and Wi-Fi technologies are also integral components of our TracNet Coastal products. TracNet H-series and Coastal systems offer intelligent hybrid channel switching based on factors such as service availability, costs, and the quality of data transfer. Our TracNet H-series and Coastal systems also offer the option to add two additional third-party services and their companion terminals to serve as alternate primary or backup services. We also continue to service and support our legacy TracPhone VSAT-only terminals. Together with our airtime services, these products provide an end-to-end solution for offshore mobile connectivity to commercial, leisure, and government customers seeking an integrated hardware and service solution for mobile communications and seamless region-to-region roaming. We manufacture the TracNet and TracPhone terminals and provide 24/7/365 after-sale support. We integrate the full rack of discrete below-decks equipment typically used on traditional VSAT systems into a single, streamlined unit that is significantly easier to deploy than competing VSAT solutions.

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

5G/Cellular Solutions. Introduced in late 2024, TracNet Coastal offers multi-channel cellular and Wi-Fi connectivity with intelligent switching enabling customers to automatically switch from satellites to less costly shore-based Wi-Fi networks. In addition, our 5G/cellular service extends the coverage area along the coast and offers data speeds up to 300 Mbps. TracNet Coastal provides global cellular connectivity with easy integration and management of additional WAN connections.

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

We also offer Iridium Certus, a next-generation L-band solution providing pole-to-pole global coverage. We currently offer three terminals compatible with Iridium Certus service – the Thales VesseLINK 200 (data speeds as fast as 176/176 Kbps down/up), the Thales VesseLINK 700 (data speeds as fast as 704/352 Kbps down/up), and the Cobham Sailor 4300 (data speeds as fast as 704/176 Kbps down/up). Optional routing enables onboard data to switch between our KVH ONE hybrid network services and Iridium Certus.

In addition to our TracNet hybrid and TracPhone VSAT-only products and associated airtime services service, we also offer the Viasat/Inmarsat-compatible TracPhone FleetOne product that provides in-motion access to global satellite communications. The FleetOne terminals are manufactured by Cobham and distributed on an original equipment manufacturer basis by us in North America under our TracPhone brand and distributed in other markets on a non-exclusive basis.

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

In January 2024, we announced a distribution agreement with Eutelsat OneWeb that will enable us to expand our multi-orbit hybrid network to include Eutelsat OneWeb’s high-speed, low-latency service. Under the terms of the agreement, KVH will offer Eutelsat OneWeb’s LEO connectivity services supporting terminals for commercial and leisure vessels via Eutelsat OneWeb’s LEO satellite constellation. OneWeb’s network compromises more than 630 satellites in low earth orbit that can deliver enterprise-grade broadband connectivity services. Eutelsat OneWeb is expanding its network and ground infrastructure to meet maritime's global requirements. We currently plan to source Eutelsat OneWeb-compatible flat-panel terminals from a third party, and we expect to commence shipments of terminals and service activations in the second quarter of 2025.

Unlike our VSAT Broadband airtime, where we control and sell the airtime, we purchase Starlink, OneWeb, Viasat/Inmarsat, Iridium, and regional cellular data directly from these companies and resell it to our customers.

Maritime Satellite TV. Our TracVision TV-series satellite TV antennas are designed with the full spectrum of vessel sizes in mind, ranging from recreational vessels as small as 20 to 25 feet to large commercial vessels. The TV-series incorporate an Internet Protocol (IP)-enabled control unit to allow access to system information from any Wi-Fi device. Our family of marine TracVision products includes the 37 cm diameter TracVision TV3, 45 cm diameter TracVision TV5, 60 cm diameter TracVision TV6, 81 cm TracVision TV8, and 1 meter TracVision TV10. These products are compatible with Ku-band SDTV and HDTV programming as well as high-powered regional satellite TV services around the globe, based on the available signal strength and antenna size requirements. TracVision TV-series products also offer configuration, status, and service capabilities via the optional, free TracVision application for use on iOS and Android mobile devices.

Our TracVision UHD7 satellite TV antenna offers a high-definition TV experience comparable to that available to a home DIRECTV HDTV subscriber. The TracVision UHD7 uses a 60 cm diameter satellite TV antenna to receive signals from two DIRECTV Ka-band satellites and one DIRECTV Ku-band satellite simultaneously. It also supports Ku-band DISH Network in the United States, select portions of the Caribbean, and Bell TV in Canada. It includes an IP-enabled antenna control unit and, as with the TracVision TV-series, the TracVision UHD7 offers configuration, status, and service capabilities via the optional, free TracVision application for use on iOS and Android mobile devices.

Land Mobile Product

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

Sales, Marketing and Support

Our sales, marketing, and support efforts target markets that are substantial and complex, and require, in many cases, networks of intermediaries, such as dealers, distributors, airtime service providers, and manufacturers’ representatives, to reach our end-user customers. These sales channels vary and evolve from time to time, but currently include targeted efforts to reach the commercial and leisure maritime markets; the RV, high-end automotive, and bus markets; and the commercial, industrial, and government markets. As our business evolves, we may pursue additional sales channels, including direct sales, in various markets. Our brands include:

•AgilePlans® – Connectivity as a Service Program
•CommBox™ – data management software for maritime communications
•CommBox™ Edge – advanced maritime network optimization and management solution
•KVH Elite™ – unlimited HD-quality streaming service for leisure yachts
•KVH Link – crew wellbeing content subscription service employing over-the-air and secure drive delivery mechanisms
•KVH ONE® – global hybrid communication network supporting Internet, VoIP, content delivery, and more
•KVH OneCare® – global services and support for TracNet and TracPhone systems
•MOVIElink™ – movie distribution through a variety of means
•MUSIClink™ – music and karaoke delivered through a variety of means
•NEWSlink™ – maritime news delivery service through a variety of means
•OpenNet – delivering KVH VSAT data services to non-KVH Ku-band VSAT terminals
•TracNet™ – integrated hybrid two-way communication terminals with VSAT, 5G/LTE, and shore-based Wi-Fi
•TracPhone® – two-way VSAT-only satellite communications systems
•TracVision® – satellite television systems for vessels and vehicles
•TVlink™ – television programming delivered through a variety of means

We sell our products directly and through an international network of independent retailers, chain stores, distributors, and service providers as well as to manufacturers of vessels, maritime equipment, and vehicles.

We sell entertainment media, news, and sports content directly through our KVH Media Group, headquartered in Leeds, England.

Our European headquarters, which is located in Denmark, coordinates our sales, marketing, and support efforts for our products in Europe, the Middle East, and Africa. Our Asia-Pacific headquarters are managed through our office in Singapore.

Intellectual Property

We currently hold intellectual property rights relating to various aspects of our hardware products, software and services. We believe that our ability to compete effectively depends in part on our ability to protect these intellectual property rights and our proprietary information. We rely primarily on patent, copyright and trade secret laws, trademarks, service marks, trade dress, confidentiality procedures, and licensing arrangements to protect our intellectual property rights in the U.S. and a select number of other countries where we determine that such protection is beneficial. When appropriate, we seek to file patent applications to protect innovations arising from our research, development and design activities. As of December 31, 2024, our patent portfolio included approximately seven U.S. and foreign issued patents, including utility patents, design patents and others and one pending U.S. patent application. We also register our trademarks in the United States and other key international markets where we do business. Our patents will expire at various dates between May 2031 and May 2037. We enter into confidentiality agreements with our consultants, key employees, and sales representatives and maintain controls over access to and distribution of our technology, software, and other proprietary information.

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

We are winding down our product manufacturing operations and currently plan to discontinue the majority of our capital-intensive manufacturing activities by the end of 2025 and concentrate instead on growing sales of our multi-orbit, multi-channel, integrated communications solutions, including a transition to rely increasingly, and eventually exclusively, on third-party hardware compatible with our solutions.

During the third quarter of 2024, we commenced our plan to sell the warehouse building and surface parking lot located at 75 Enterprise Center in Middletown, Rhode Island.

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

Working Capital and Seasonality

We hold significant inventory to support our customers and provide prompt delivery of finished goods. As a consequence, we expend substantial working capital in advance of receipt of customer orders. In addition, we have increased our inventory substantially as we ramp up production in order to generate a targeted amount of inventory of maritime satellite connectivity and satellite television terminals to meet anticipated demand, as we intend to cease substantially all manufacturing activity at the Middletown, Rhode Island facility by the end of 2025. We expect to continue to facilitate customer transition to third-party hardware products compatible with our mobile satellite communications services.

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

In the marine market for high-speed Internet, voice, fax, and data services, we compete primarily with Viasat/Inmarsat, Marlink, Speedcast, Viasat and Network Innovations. More recently, SpaceX’s Starlink has emerged as a significant competitor with flat-panel, electronically steered array (ESA) terminals and its new LEO network. Other LEO services, such as Eutelsat OneWeb, are also entering the market. In addition, we face some competition from providers of low-speed data services, which include Viasat/Inmarsat and Iridium Satellite LLC.

In the marine market for voice, fax, data, and Internet communications equipment, we compete primarily with Intellian and Cobham satcom with regard to parabolic antennas. The emergence of ESA terminals from companies like Starlink has significantly increased competitive pressure on traditional parabolic antennas.

In the markets for media content, we compete primarily with Swank Motion Pictures, Baze Technology, and PressReader.

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

In the markets for airtime services, the principal competitive factors are price, geographic coverage, data speed, and value-added services. In the markets for media content, the principal competitive factors are price, license rights, and distribution. In the markets for mobile satellite connectivity products, the principal competitive factors are price, product size, features, design, performance, and reliability. As noted above, as a result of increased competition, we are winding down our product manufacturing operations. We currently expect to continue to offer KVH-manufactured VSAT and satellite TV terminals through 2025 and potentially into 2026 as part of our plan to gradually transition customers to third-party hardware.

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

For 2025, we anticipate ongoing demand for our hybrid connectivity solutions offering GEO, LEO, and 5G/LTE Cellular connectivity. While we are seeing overall reductions in the level of GEO services purchased, our commercial customers have historically preferred redundancy of communications to minimize potential disruptions and ensure that vessel-critical data is always available. As such, we anticipate that a significant number of customers will continue to desire to maintain GEO connectivity, albeit at a reduced level, while LEO capacity is being increased. We are also facing increased competition from providers such as Marlink, Navarino, and Speedcast, who are offering fully managed IT services in addition to communications. These services may make it more difficult for us to compete, particularly with customers who prefer a single-source provider for both communications and managed IT services.

Research and Development

Focused, efficient investments in research and development are important to our future growth and competitive position in the marketplace. Our research and development efforts are directly related to timely development of new and enhanced services and related products that are central to our core business strategy and our ability to drive profitable and sustainable growth. The industries in which we compete are subject to rapid technological developments, evolving industry standards, changes in customer requirements, and new service and product introductions and enhancements. As a result, our success depends in part upon our ability, on a cost-effective and timely basis, to continue to enhance our existing services and to develop and introduce new products and services that improve performance and meet customers’ operational and cost requirements. Our current research and development activities relate to cellular products and value-added services supporting platforms and emerging non-geostationary satellite orbit (NGSO) products and services, specifically Starlink and OneWeb, and efforts to integrate these into our overall maritime offering.

Government Regulation

Our manufacturing operations are subject to various laws governing the protection of the environment and our employees. These laws and regulations are subject to change, and any such change may require us to improve our technologies, incur expenditures, or both, in order to comply with such laws and regulations.

We are also subject to the laws and regulations of the U.S. and foreign jurisdictions in which we offer and sell our satellite and wireless communication products and services, including those of the European Union, Brazil, Norway, Singapore, Japan and India. Many of the countries where our customers use our products and services have licensing and regulatory requirements for the importation and use of satellite and wireless communications and reception equipment, including the certification or type approval of such equipment, the use of such equipment in territorial waters, the transmission of satellite and wireless signals on certain radio frequencies, the carriage of VoIP services using such equipment, and, in some cases, the reception of certain video programming services. In the U.S., many of these matters are regulated by the Federal Communications Commission.

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

KVH Team Demographics

KVH team members are essential to the success of KVH. We had 260 team members as of December 31, 2024, including full-time employees, part-time employees, and long-term contractors. The figures in this section provide information as of December 31, 2024.

KVH Team Member Headcount
Category	Number at December 31, 2024
Full-time employees	247
Part-time employees	6
Long-term contractors/consultants	7
Total	260

Our team members are directly responsible for the creation, development, manufacture, marketing, sale, repair and support of our products and services. Because we sell and support our products globally, we have a globally distributed workforce to manufacture products in the U.S. and support our customers in the U.S. and internationally:

KVH Team Member Headcount
Country	Number at December 31, 2024
United States	102
Philippines	57
United Kingdom	50
Denmark	10
Singapore	12
India	10
Norway	3
Greece	3
Brazil	2
Hong Kong	2
Other	9
Total	260

Approximately 40 team members, or 15%, are directly involved in supporting our technology in positions such as engineers, technicians, or software developers.

Employee Engagement

We believe we generally have strong relationships with our workforce. In 2024, our global turnover rate was 37%, which was primarily driven by our reduction-in-force cost savings initiative. Excluding the effect of this reduction-in-force, our global turnover rate was 14%. Among our 6 executive leaders and most critical individual technology contributors, our turnover rate in 2024 was 50%, all of which was related to our reduction-in-force.

The average length of employee service is 9 years. The continuity of our employee base is important to the success of our business, as our employees have deep knowledge of our products and are critical to the services that we provide to our customers.

Inclusion and Diversity

KVH strives to recruit and retain a diverse and inclusive workforce in a manner consistent with federal and state anti-discrimination laws. We believe this approach enables better business decisions, enhanced product development, and superior customer service. Our diversity and inclusion principles are also reflected in our employee training, in particular with respect to our policies against discrimination and harassment in the workplace.

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

Health and Safety

We are committed to protecting the health and safety of our employees and others who enter our facilities. In 2024, KVH’s Occupational Safety and Health Administration (OSHA) total recordable incident rate was 1.1%, which is favorable compared to the 2024 OSHA national average of 2.4%.

We are committed to continued improvements to our safety, health, and wellness programs to meet our employees’ needs, which we believe are critical to attract and retain talent. We believe that creating a safe and supportive workplace is vital to our success.

KVH Team Member Recruitment

We work diligently to attract the best available talent from a diverse range of sources to meet the current and future demands of our business. We have established relationships with major universities, professional associations, and industry groups to proactively attract talent. In 2024, we hired 15 professional level team members.

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

We recorded substantial losses in each of the last five fiscal years (notwithstanding the income we recognized in 2022 from the sale of the inertial navigation business and in 2021 from the forgiveness of a PPP loan). Although our business was profitable in the fourth quarter of 2022 and second quarter of 2023, we may continue to incur losses as we face increasingly stiff competition. Our recent restructuring, workforce reductions and other cost-reduction measures may be insufficient to offset recent and accelerating reductions in our revenues. Recent inflation in the prices of goods and services, including wages, has also hampered our ability to improve profitability. In order to maintain and improve our competitive position, generate revenue and achieve sustained profitability, we must continue to grow our airtime subscriber base, reduce our bandwidth costs, and continue to introduce new and improved solutions. Our inability to accomplish any of these goals could have a material adverse effect on our revenues, profitability and cash flow, and we cannot assure you when, or whether, we will achieve sustained profitability.

Our losses may increase if we are unable to effectively adapt to changes in our business and industry.

The traditional geosynchronous satellite communications industry is experiencing significant disruption arising from customers’ rapid transition to less expensive LEO services, including Starlink, as well as increased reliance on other forms of data transmission, including Wi-Fi and cellular data services. Like others in our industry, we are experiencing reduced demand for our traditional satellite communications services and products, which we expect will continue. Although we are adapting to this transition by becoming an authorized reseller of Starlink, OneWeb, and cellular data services and related products, there can be no assurance that we will generate the same level of revenue or gross margin from these sources that we derived from sales of VSAT airtime and related products. Moreover, our VSAT services require a separate infrastructure, which generates certain costs that are relatively fixed for a period of time. As customers transition away from VSAT services, our remaining VSAT services become less profitable and may eventually become insufficiently profitable to continue. If we are unable to efficiently operate both VSAT and LEO services and cost-effectively manage the ongoing transition to the latter, the expenses we incur may exceed associated revenues and thereby increase our losses.

Fluctuations in our quarterly net sales and results of operations could depress the market price of our common stock.

Our quarterly net sales and results of operations could continue to vary significantly for various reasons, many of which are outside our control. For example, service sales declined 19.5% in the fourth quarter of 2024 compared to the fourth quarter of 2023, and product sales increased 23.6% in the fourth quarter of 2024 compared to the fourth quarter of 2023. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Our net sales or results of operations in a quarter may fall below the expectations of securities analysts or investors. If this occurs, the market price of our common stock could fall significantly. Our results of operations can fluctuate for many reasons, including the impact of competition and resulting changes in demand for our products and services; delays in order fulfillment, including as a result of shortages of components and raw materials; the mix of services and products we sell, including the mix of fixed rate and metered contracts for airtime services; our ability to manufacture, test and deliver products in a timely and cost-effective manner; the timing of new service and product introductions by us or our competitors; the scope and success of our investments in research and development; expenses incurred in pursuing acquisitions and investments; expenses incurred in expanding, maintaining, or improving our global HTS network; market and competitive pricing pressures; unanticipated charges or expenses, such as the aggregate $6.0 million impairment charges to goodwill and long-lived assets we recorded in the third quarter of 2023; the $1.1 million impairment charges to long-lived assets we recorded in the third quarter of 2024; the $5.2 million charge related to an inventory write-down, the $3.6 million provision for excess purchase order obligations and the $2.1 million charge for the discontinuation of a project for implementing a new manufacturing-centric accounting system that we recorded in the fourth quarter of 2023; expenses incurred in responding to stockholder activism; general economic climate; seasonality of pleasure boat and recreational vehicle usage; and the impact of supply chain disruptions.

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

The gross margin percentage from our VSAT airtime services in some cases exceeds the gross margin percentage from other third-party products and airtime services. To the extent that the mix of airtime services we sell shifts away from VSAT services, our gross profit dollars will decline, perhaps materially, if we are unable to significantly increase revenue on non-VSAT airtime services, which will reduce our profitability.

Risks related to our operations

Our planned transition to reliance on third-party hardware products may be unsuccessful.

In February 2024, we announced a staged wind-down of our product manufacturing operations, which was driven by reduced demand for our hardware products in the face of intensifying competition. We plan to discontinue our capital-intensive manufacturing activities by the end of 2025 and concentrate instead on growing sales of our multi-orbit, multi-channel, integrated communications solutions, including a transition to rely increasingly, and eventually exclusively, on third-party hardware compatible with our solutions. This multi-year strategy entails significant risks, including the loss of competitive differentiation as a leading manufacturer of award-winning products, the potentially irreversible loss of manufacturing expertise and know-how, increased dependence on third-party manufacturers and suppliers, the loss of control over technological innovations and improvements, significantly lower profit margins on third-party product resales, potential technological incompatibility with third-party hardware, potential additional significant provisions for excess and obsolete inventory and other charges, unanticipated expenses, and increased competition for service customers from product manufacturers. If we were to experience a resurgence in demand for our products, we may be unable to restart internal production or to engage a third party to reliably manufacture and deliver them on time and at an affordable cost. Accordingly, this strategic transition entails meaningful execution risk, particularly in light of our reductions-in-force in 2024 and the resulting loss of experienced employees. The failure to implement a successful transition to a new business model based upon third-party hardware would have a material adverse effect on our business, revenues and results of operations.

Our future success will depend in part on the services of our executive officers and key employees.

The Company's future success depends to a significant degree on the skills and efforts of our executive officers and key employees. Most of our executive officers and key employees are at-will employees. Competition for senior management is intense, and they could terminate their employment with us at any time. We do not maintain key-person life insurance on any of our personnel. Accordingly, the loss of one or more of our executive officers or key employees could have a material adverse effect on our business.

If we cannot effectively manage changes in our business and continue to attract and retain skilled personnel, our business may suffer.

If we cannot adjust expenses in response to changes in our operations, our results of operations may be harmed. For example, the relatively fixed costs associated with our manufacturing operations prevented us from reducing those costs quickly in response to recent, rapid reductions in demand, resulting in negative product margins. To manage changes in our business effectively, we must, among other things, successfully complete the wind-down of our manufacturing operations, including correctly estimating the number of units to produce; secure appropriate satellite capacity to match demand for airtime services; manage our inventory more effectively, particularly in light of the substantial provision for excess and obsolete inventory that we recorded in the fourth quarter of 2023; effectively manage our working capital; ensure robust cybersecurity protection of KVH and customer data and systems; and ensure that our procedures and internal controls are revised and updated to remain effective for our smaller workforce and the reduced size and scale of our business operations.

We are highly dependent on qualified personnel at all levels, including our senior management team and other key technical, operational, managerial and sales and marketing personnel, each of whom would be difficult to replace. Our reductions-in-force in 2024 increased our dependence on continuing personnel. If we fail to retain and attract the necessary personnel, we may be unable to achieve our business objectives and may lose our competitive position, which could lead to a significant decline in net sales. The current job market for personnel is very competitive, resulting in increased compensation. We face challenges retaining our personnel and attracting new personnel to fulfill our unmet needs, particularly in light of our recent reductions-in-force. Replacing key personnel may be difficult and may take an extended period of time because of the limited number of individuals with the skills and experience to execute our business strategy. We may be unable to identify or employ qualified personnel for any such position on acceptable terms, if at all. We may also need to pay higher compensation than we expect, which would make it more difficult to achieve our goal of sustained profitability.

Future strategic activities could disrupt our business and affect our results of operations.

In response to increasing competitive pressure, we may take additional measures intended to increase profitability and align our business more closely with our current strategic and financial objectives, including engagement with new suppliers, further modifications to our manufacturing arrangements and other cost-reduction efforts. For example, in February 2024 we announced a staged wind-down of our manufacturing operations and a related reduction-in-force of 75 employees, as a result of which we have incurred aggregate charges of approximately $14.8 million, consisting of a $5.2 million non-cash charge related to an inventory write-down, a $3.6 million provision for excess purchase order obligations, approximately $3.9 million of severance charges, and a $2.1 million charge for the discontinuation of a project for implementing a new manufacturing-centric accounting system. We may also choose to dispose of assets or make strategic divestitures, such as the sale of our inertial navigation business in August 2022. During the third quarter of 2024, we commenced plans to sell the warehouse building and surface parking lot located at 75 Enterprise Center in Middletown, Rhode Island, and the property, building, improvements, and land located at 50 Enterprise Center in Middletown, Rhode Island. These efforts may not succeed in improving profitability. Any of these changes could be disruptive to our business and could result in significant expense, including losses on any asset disposition or divestiture, accounting charges for any inventory or technology-related write-offs or any workforce reduction costs, such as those described elsewhere in risk factors. We could incur significant transaction costs, including for potential transactions that do not proceed. Substantial expense or charges resulting from restructuring activities, dispositions of assets or divestitures could adversely affect our results of operations and use of cash in the periods in which we take these actions. Any disposition of assets or divestiture could also result in the retention of liabilities and expenses that are not assumed by the buyer or the loss of operating income from the divested assets or operations, either of which could negatively impact profitability after any divestiture.

We must generate a certain level of service sales in order to maintain or improve our service gross margins.

As a result of our global satellite network infrastructure, we incur certain costs that generally do not vary directly in proportion to the volume of service sales, and we have limited ability to reduce these fixed costs. If service sales, including through our AgilePlans subscription model, continue to decline, our service gross margins will also continue to decline. The failure to improve our global HTS service gross margins and unit sales would have a material adverse effect on our overall profitability.

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

The mobile connectivity market is intensely competitive, and we expect the intensity of competition to continue to increase in the future. We may not be able to compete successfully against current and future competitors, which would impair our ability to sell our products and services. We are facing significant competition from companies that seek to compete primarily on price as well as new, emerging LEO services, such as Starlink and OneWeb, as well as future LEO services such as Kuiper, Telesat, and others. Competition from these sources increased dramatically in 2023 and 2024 and continues in 2025, leading to material reductions in our VSAT subscriber base. These companies may continue to implement price reductions and discounts for both products and services, which have required us to reduce our prices or offer discounts in an effort to prevent erosion of our market share. The majority of our customers have no long-term commitment and can switch providers without penalty. For example, AgilePlans customers are on month-to-month agreements. In the third quarter of 2024, we received and processed the anticipated service downgrade request from the U.S. Coast Guard, which reduces anticipated revenue from this customer for 2025 through 2027 by approximately 95%. As a result, we expect to generate substantially less revenue from the U.S. Coast Guard. For example, revenue from the U.S. Coast Guard declined from approximately $2.4 million in the third quarter of 2024 to approximately $0.6 million in the fourth quarter of 2024.

Many current and future competitors have greater financial resources than we do, enabling them to operate at lower margins to gain market share. We believe increased competition contributed to the decreases in both our service sales and our product sales in 2024, including unit sales of our VSAT products, and we expect that this trend will continue in future periods.

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

Although KVH is a tier 1 reseller of Starlink terminals and services, we continue to face competitive challenges both from Starlink direct sales as well as from an expanding network of other Starlink retailers. A significant number of leisure customers have adopted Starlink systems for both two-way communications as well as streaming, which has impacted both our VSAT Broadband and TracVision satellite TV businesses. Although our leisure business accounts for less than 15% of our total revenue, competition from Starlink from various sources has had some adverse impact on our commercial business as well, particularly our growth in that segment and our overall VSAT subscriber base. While we did increase our subscriber count in the second, third and fourth quarters of 2024, spurred by an increase in subscribers for Starlink service provided by KVH, the total number of our subscribers declined in the third and fourth quarter of 2023 and the first quarter of 2024. If we are unable to sustain growth, it would have a material adverse effect on our revenue, profitability, and cash flow.

In the marine market for high-speed Internet, voice, and data services, we have historically competed primarily with Marlink, Speedcast, Viasat/Inmarsat, and Network Innovations, along with smaller, single-hub regional services to deliver VSAT service. Additionally, we are facing meaningful competition from new LEO-focused providers such as SpaceX’s Starlink and an emerging group of smaller providers, such as Clarus, Pivotel and Elcome. We also face competition from providers of low-speed data services, which include Viasat/Inmarsat and Iridium Satellite LLC. In the marine market for satellite TV equipment, we compete primarily with Intellian, Cobham satcom and Raymarine (Intellian-made). In the marine market for two-way communications equipment, we compete primarily with Intellian and Cobham satcom. In the markets for media content, the KVH Media Group competes primarily with Swank Motion Pictures, Baze Technology, and PressReader. Some of our competitors are well-established companies that have substantially greater financial, managerial, technical, marketing, personnel, and other resources than we do, which may help them to compete more effectively against us.

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

Changes in the competitive environment, customer demand, supply chain issues, and the transition to new products may require inventory write-downs and/or the disposal of AgilePlans revenue-generating fixed assets.

From time to time, we have recorded significant inventory charges and/or inventory write-offs as a result of substantial declines in customer demand. For example, in 2023, we recorded a $5.2 million inventory write-down charge and a $3.6 million charge for excess purchase order obligations, both relating to the reduced demand for our hardware products, which led to the staged wind-down of our manufacturing activities at our facility in Middletown, Rhode Island that we began in 2024. We have also recorded significant losses on the disposal of AgilePlans revenue-generating fixed assets due to the decline in customer demand of VSAT Broadband AgilePlans units. For example, in 2024 we recorded a non-cash $0.9 million loss related to the disposal of AgilePlans revenue-generating fixed assets in which no proceeds were received. Market or competitive changes, such as a continuation of the decline in demand for our hardware products that we experienced in 2023 and 2024, could lead to future charges for excess or obsolete inventory or losses on fixed assets, especially if we are unable to appropriately adjust the supply of material from our vendors, as we were unable to do in 2023.

Risks related to our dependence on third parties and third-party technology

Our mobile satellite communications solutions currently depend on third-party satellite services, gateway teleports and terrestrial networks provided by third parties, and a disruption in those services could adversely affect sales.

Our communications solutions utilize third-party satellite services and other communication networks. We do not own the satellites that provide two-way satellite communications, the terrestrial networks that interconnect our facilities with the satellite teleports that communicate with the satellites, or any other communication network. Intelsat and SKY Perfect JSAT currently provide the satellite capacity to support our global high-throughput satellite (HTS) broadband service, our TracNet H-series and TracPhone V-HTS series products and third-party products compatible with our services. Vodafone currently provides the 5G/LTE services used by our TracNet H-series terminals and compatible third-party products to provide cellular service in 150+ countries. For our TracNet Coastal products launched in December 2024, we purchase 5G/LTE cellular data from T-Mobile for service in the U.S. and Vodaphone for service globally. Additionally, we purchase cellular data from Flexiroam, a Mobile Virtual Network Operator (MVNO) with connectivity in over 200 countries. Starlink provides the data services for Starlink LEO services, while Eutelsat OneWeb provides the data connectivity for OneWeb LEO service, which we began providing for maritime use in the January 2025. We rely on Viasat/Inmarsat for satellite communications services for our FleetBroadband-compatible and FleetOne-compatible products. We also have an arrangement with Iridium for additional satellite communications services that we make available to our customers as a backup option to provide communications redundancy with our primary service offerings.

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

If customers become dissatisfied with the pricing, service, availability, programming or other aspects of any of these satellite services, or if any one or more of these services becomes unavailable for any reason, we could suffer a substantial decline in sales of the satellite services or products we offer. There may be no alternative satellite service provider available to us in a particular geographic area, and the modem or other technology our customers use may not be compatible with the technology of any alternative service provider that may be available. Even if available, delays caused by switching our systems to another service provider, if available, and qualifying this new service provider could materially harm our customer relationships, business, financial condition, and operating results. In addition, the unexpected failure of a satellite could disrupt the availability of programming and services, which could reduce the demand for, or customer satisfaction with, the services or products we offer.

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

We distribute premium movies, television programming, news, and music to commercial customers in the maritime market. We license this content from third parties on a non-exclusive basis without long-term license agreements. Any content provider could terminate our arrangements without notice or could adversely modify the terms of the arrangement, including price increases. Further, the licenses we obtain are limited in scope, and any violation of the terms of a license could expose us to liability for copyright infringement. We pay license fees based in part on the revenue we generate from sublicenses, and our licensors generally have the right to audit our records. Failure to pay required license fees could result in termination of our license rights, penalties and damages. The loss of content could adversely affect the attractiveness of our media and entertainment offerings, which could in turn adversely affect our revenues. Any increase in the cost of content could reduce the profitability of these offerings.

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

Economic and political conditions in the geographic markets we serve have experienced significant turmoil over the last several years, including recent changes in U.S. geopolitical priorities, a potential global recession, slow economic activity, war and refugee crises in the Middle East and Europe, tight credit markets, inflation and deflation concerns, increased interest rates, low consumer confidence, limited capital spending, adverse business conditions, terrorist attacks, changes in government priorities, trade wars, anti-globalization movements, efforts to combat climate change, restrictions on commercial fishing, a government shutdown, gridlock from a divided Congress, and liquidity concerns. These factors vary in intensity by region. For example, the war in the Middle East has resulted in periodic disruptions to global shipping, which could intensify and result in significant delays in shipments of products or supplies, materially increased shipping costs and loss of revenues. We cannot predict the timing, duration, or ultimate impact of turmoil on our markets or our suppliers. We expect our business would be adversely impacted by any significant turmoil, to varying degrees and for varying amounts of time, in all our geographic markets.

Changes in U.S. trade policy, including changes to existing trade agreements and any resulting changes in international trade relations, may have a material adverse effect on us.

The new presidential administration has introduced dramatic changes to the United States’ approach to international trade, which may adversely impact existing bilateral or multi-lateral trade agreements and treaties with foreign countries. The U.S. has imposed significant tariffs on a wide range of foreign goods and may continue to increase tariffs or impose new ones, and certain foreign governments have retaliated and may continue to do so. We derive a majority of our revenues from international sales, which makes us especially vulnerable to increased tariffs. Unpredictable and shifting priorities in U.S. trade policy are generating significant turmoil in international trade relations, and it is unclear what future actions governments will or will not take with respect to tariffs or other international trade agreements and policies. For example, President Trump recently imposed tariffs ranging from 10% to 25% on an array of imports from Canada, Mexico and China. In response, these countries have imposed or announced intentions to impose retaliatory tariffs on U.S. exports and other restrictions on trade with the U.S. It is unclear what further action the presidential administration will take with respect to tariffs. Ongoing or new trade wars or other governmental action related to tariffs or international trade agreements or policies could reduce demand for our services and products, increase our costs, reduce our profitability, adversely impact our supply chain or otherwise have a material adverse effect on our business and results of operations.

Changes in foreign currency exchange rates may negatively affect our financial condition and results of operations.

We face significant exposure to movements in exchange rates for foreign currencies, particularly the pound sterling and the euro. When the U.S. dollar strengthens against certain foreign currencies, this adversely affects revenues reported in U.S. dollars and decreases the reported value of our assets in foreign countries. Conversely, when the U.S. dollar weakens against certain foreign currencies, this positively affects revenues reported in U.S. dollars and increases the reported value of our assets in foreign countries. We also have intragroup receivables and liabilities, such as loans, that can generate significant foreign currency effects. Changes in exchange rates, particularly the U.S. dollar against the pound sterling, could lead to the recognition of unrealized foreign exchange losses.

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

Risks related to intellectual property and technological innovation

Our research and development efforts may be unsuccessful. If we are unable to improve our existing solutions and develop new, innovative solutions, our sales and market share will likely continue to decline.

The market for mobile connectivity solutions is characterized by rapid technological change, frequent new product innovations, changes in customer requirements and expectations, and evolving industry standards. For example, we are facing significant competition from new LEO networks such as Starlink and Eutelsat OneWeb. If we fail to make innovations in our existing services and products, reduce the costs of our services and products, or successfully integrate third-party services and products into our portfolio, our market share will likely continue to decline. Services or products using these or other new technologies, or emerging industry standards, could render our services and products obsolete. If our competitors’ new or enhanced services or products either outperform our services or products or offer greater value, or are perceived as doing so, our sales may continue to decline.

Research and development is inherently complex and uncertain, and our current and anticipated research and development projects may not achieve the results we seek. The financial resources that we can devote to our research and development efforts may be insufficient to achieve our goals. Our efforts may not result in any viable service or product offerings or may result in service or product offerings whose performance, features, price or availability may not be attractive to customers or that we cannot sell profitably.

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

Historically, sales to customers outside the United States have accounted for an increasingly significant portion of our net sales. We derived 73% and 68% of our revenues in 2024 and 2023, respectively, from sales to these foreign customers. We have foreign offices in Denmark, the United Kingdom, Singapore, Japan, Norway and the Philippines, as well as a subsidiary in Brazil that manages local sales. Nonetheless, substantially all of our operations and a significant number of our key personnel are located in the United States. Our limited international operations may impair our ability to compete successfully in international markets and to meet the service and support needs of our customers in countries where we have little to no infrastructure. Risks associated with our international business activities may increase our costs and require significant management attention. These risks include restrictions on international travel, which may restrict our ability to grow and service our business; international shipping delays; tariffs; sanctions or other trade restrictions that preclude or restrict doing business with particular foreign governments, companies or individuals; technical challenges we may face in adapting our solutions to function with different satellite services and technology in use in various regions around the world; satisfaction of international regulatory requirements and delays and costs associated with procurement of any necessary licenses or permits; the potential unavailability of content licenses covering international waters and foreign locations; increased costs of providing customer support in multiple languages; increased costs of managing operations that are international in scope; potentially adverse tax consequences, including restrictions on the repatriation of earnings; protectionist laws and business practices that favor local competitors, which could slow our growth in international markets; potentially longer sales cycles; potentially longer accounts receivable payment cycles and difficulties in collecting accounts receivable; and economic and political instability in some international markets.

We could incur additional legal compliance costs associated with our international operations and could become subject to legal penalties if we do not comply with certain regulations.

Our international operations subject us to a number of legal requirements, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and the customs, export, trade sanctions and anti-boycott laws of the United States, including those administered by the U.S. Customs and Border Protection, the Bureau of Industry and Security, the Department of Commerce, the Department of State, and the Office of Foreign Assets Control of the Treasury Department, as well as those of other nations. In addition, many of the countries where our customers use our services and products have licensing and regulatory requirements for the importation and use of satellite communications and reception equipment, including the use of such equipment in territorial waters, the transmission of satellite signals on certain radio frequencies, the transmission of VoIP services using such equipment and the reception of certain video programming services. These laws and regulations are continually changing, making compliance complex. We incur significant costs identifying and maintaining compliance with applicable licensing and regulatory requirements. Our training and compliance programs and our other internal control policies may be insufficient to protect us from acts committed by our employees, agents or third-party contractors. Any violation of these requirements by us or our employees, agents or third-party contractors may subject us to significant criminal and civil liability. Further, many of our commercial suppliers of satellite transmission capacity impose contractual obligations on us that permit them to suspend or terminate their provision of satellite services to support our network if we fail to maintain compliance with these laws and regulations. The loss of access to satellite capacity would materially and adversely affect our maritime communications service.

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

Our stock price has historically been volatile. During the period from January 1, 2020 to December 31, 2024, the trading price of our common stock ranged from $4.17 to $15.29. Many factors may cause our stock price to fluctuate, including variations in quarterly results; the introduction of new products and services by us or our competitors; adverse business developments; reductions-in-force; changes in estimates of our performance or recommendations by securities analysts; the hiring or departure of key personnel; acquisitions or strategic alliances involving us or our competitors; market conditions in our industry; and the global macroeconomic and geopolitical environment. Broad market fluctuations may adversely affect our stock price. When the market price of a company’s stock drops significantly, stockholders often institute securities litigation against that company. Any such litigation could cause us to incur significant expenses defending against the claim, divert the time and attention of our management and result in significant damages.

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 1C.	Cybersecurity

We have established procedures to assess, identify, and manage material risks from cybersecurity threats and have integrated those procedures into our overall risk management systems and processes.

We have implemented a written information security program ("WISP") to create administrative, technical and physical safeguards at KVH for the protection of confidential information of KVH and its employees and customers and other third parties. The WISP sets forth our procedures for evaluating our electronic and physical methods of collecting, storing, accessing, using, transmitting, and protecting confidential information, including personal information, as defined by federal and state law. We have utilized the National Institute of Standards and Technology’s Cybersecurity Framework (NIST CSF) as a baseline for the WISP procedures in addition to General Data Protection Regulation (GDPR) standards. In addition to our data privacy policy, the WISP policy defines how sensitive and private data is protected. Under our procedures, we perform an annual risk assessment to identify and prioritize key cybersecurity risks, and we update this assessment when we receive information about material new cybersecurity risks. Once we identify material cybersecurity risks, we seek to identify and implement prevention measures. Current prevention measures include, among other things, to the extent we determine to be appropriate for our information systems in light of our financial, personnel and other resources, restricted physical access, restricted systems access, multi-factor authentication, software solutions such as intrusion detection systems, anti-virus, anti-malware, email filtering and quarantining programs, routine system maintenance and updates, backup and recovery systems, routine employee cybersecurity training and testing, and quarterly internal audits. The measures we take may be inadequate to protect us from cybersecurity risks. See “Item 1A. Risk Factors – Risks related to our dependence on third parties and third-party technology – Cybersecurity breaches could disrupt our operations, expose us to liability, damage our reputation, and require us to incur significant costs or otherwise adversely affect our financial results.”

We obtain cybersecurity threat intelligence information from law enforcement reports and our cybersecurity operations providers and communicate this information to relevant stakeholders within the organization. We employ third-party cybersecurity operations providers to monitor cybersecurity events and provide rapid responses to any critical events. In addition, we employ contractual provisions to require our third-party information service providers to implement and maintain appropriate security measures over the information we entrust to them. Because of the relatively small size of our information technology workforce, we have limited internal cybersecurity expertise and monitoring capabilities; accordingly, we seek to augment our internal capabilities by engaging larger, well-known third-party service providers with significantly greater cybersecurity capabilities than we possess. Because we rely on their greater expertise, our ability to identify and remediate weaknesses or vulnerabilities in the services they provide is limited. We have not engaged third parties to assess our cybersecurity defenses or to audit our cybersecurity program, nor have we conducted direct or indirect technical evaluations of the information systems that our third-party service providers use.

Our Information Security Officer (“ISO”) is responsible for implementing, supervising and maintaining the WISP, including the implementation of prevention measures. The ISO reports directly to the VP Network Systems/Services Engineering, who is also our Chief Information Security Officer (“CISO”). The CISO establishes the company-wide system security plan and defines the parameters of users’ access privileges. The CISO has over 30 years in the network, security systems engineering fields and has been with KVH for 15 years. Before KVH, the CISO worked in the telecom and ISP spaces covering transport, design and implementations. In these roles, the CISO was responsible for all network-oriented security and developed in-depth experience on core security platforms. At KVH, the CISO has been lead on security as a service for customer implementations.

We have also implemented an Incident Response Plan (“IRP”), which provides a set of guidelines on the appropriate responsive actions to take in the event of a cybersecurity incident, depending on the particular facts and circumstances of the incident.

The audit committee assists the Board of Directors in overseeing our cybersecurity program. Both the Board of Directors and the audit committee receive regular reports regarding material cybersecurity developments. In the case of a security incident, the ISO will report the incident directly to the Chief Executive Officer, Chief Financial Officer, CISO and Senior Vice President, General Counsel & Compliance Officer. The breach will then be communicated to the audit committee dependent on the materiality of the incident.

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
The following table provides information about our principal facilities as of December 31, 2024. As of that date, both properties were classified as assets held for sale.

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

Stockholders. As of March 3, 2025, we had 58 holders of record of our common stock. This number does not include stockholders for whom shares were held by a nominee or in “street” name.

Dividends. We have never declared or paid cash dividends on our capital stock, and we have no plan to pay any cash dividends in the foreseeable future. We currently intend to retain any future earnings to finance our operations and future growth.

Issuer Purchases of Equity Securities. On December 9, 2024, our Board of Directors authorized a share repurchase program pursuant to which we may purchase outstanding shares of our common stock for an aggregate purchase price of up to $10 million.

Under the program, at management’s discretion, we may repurchase shares from time to time through various means, including on the open market, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. We may elect to make purchases under Rule 10b-18 under the Securities Exchange Act of 1934, as amended, which imposes certain volume limitations, and/or under Rule 10b5-1 under that act, which would permit repurchases to occur during periods when we might otherwise be precluded from making purchases under insider trading laws or KVH policy. The volume and timing of any such repurchases will depend on a variety of factors, including the availability of shares, price, market conditions, alternative uses of capital, liquidity, general business conditions, satisfaction of debt covenants, and applicable regulatory requirements. The program does not obligate us to repurchase any minimum number or dollar amount of shares, and the program may be modified, suspended or terminated at any time without prior notice.

During the fourth quarter of 2024, we did not repurchase any shares of common stock, nor did we acquire any shares of common stock, whether through surrender or withholding, to pay any exercise price or satisfy any tax withholding obligations.

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

Overview

We are a leading global provider of innovative and technology-driven connectivity solutions to primarily maritime commercial, leisure, and military/government customers. We provide global high-speed Internet and Voice over Internet Protocol (VoIP) services via satellite to mobile users at sea and on land. We are also a leading provider of commercially licensed entertainment, including movies, television programming, news, and music, to commercial customers in the maritime market, along with supplemental value-added cybersecurity, email, and crew internet services.

We generate revenues in the United States and various international locations, including primarily Singapore, Canada, South American countries, European Union countries and other European countries, and countries in Africa, the Middle East and Asia/Pacific, including India. Sales to customers outside the United States accounted for 73% and 68% of our consolidated net revenues for 2024 and 2023, respectively.

We generate a substantial majority of our revenues from sales of satellite Internet airtime services. We provide, for monthly fixed fees and per-usage fees, satellite connectivity encompassing broadband Internet, data and VoIP services, to customers via our global HTS network. Sales of our airtime services accounted for 79% and 81% of our consolidated net sales for 2024 and 2023, respectively. In mid-2022, we launched our KVH ONE hybrid network, which integrates global satellite service (including Ku-band VSAT using the Intelsat HTS network along with Starlink, Iridium, and other satellite services), KVH-provided cellular service in more than 150 countries, and shore-based Wi-Fi access. Revenue from our cellular airtime service has supplemented, and we expect will continue to supplement, our satellite-only airtime revenue. In addition, we earn monthly usage fees from sales of third-party satellite connectivity for VoIP, data and Internet services to our Inmarsat, Iridium, and Starlink customers who choose to activate their subscriptions with us. In March 2023, we began selling Starlink terminals and, in September 2023, we became a Starlink authorized hardware and airtime reseller offering Mobile Priority data plans for maritime use. In October 2024, we expanded our portfolio to include Starlink Business Priority data plans, which will primarily be used for stationary commercial use on land. In December 2024, we introduced our TracNet Coastal and TracNet Coastal Pro terminals, expanding our extensive multi-channel portfolio of maritime products and services with a 5G/cellular and Wi-Fi system. We expect to earn usage fees from our offering of OneWeb service, which we launched in January 2025. We also generate service revenue from product repairs and extended warranty sales.

Our service sales also include the distribution of entertainment, including movies, television programming, news and music, to commercial customers in the maritime market through KVH Media Group, along with supplemental value-added services. Sales of content services accounted for 3% of our consolidated net revenues for both 2024 and 2023.

Historically, our Ku-band VSAT communications service has been the primary driver of revenue growth. However, these services represent a declining percentage of our revenues in the face of competition from emerging LEO services. Our satellite-only and hybrid products enable marine customers to receive data, VoIP, and value-added services via satellite, cellular, and shore-based Wi-Fi networks onboard commercial, leisure, and military/government vessels. In addition, our in-motion television terminals permit customers to receive live digital television via regional satellite services in marine vessels, recreational vehicles, buses and automobiles. We sell our products through an extensive international network of dealers and distributors. We also sell and lease products to service providers and end users. Product sales accounted for 15% and 13% of our consolidated net sales for 2024 and 2023, respectively.

Manufacturing Wind-down; Restructuring

In February 2024, we announced a staged wind-down of our product manufacturing operations at our Middletown, Rhode Island location. The wind-down was driven by reduced demand for our hardware products in the face of intensifying competition in the third and fourth quarters of 2023. We concluded that we should discontinue our capital-intensive manufacturing activities and concentrate our efforts on growing sales of our multi-orbit, multi-channel, integrated communications solutions. We expect that we will continue our product manufacturing activities in order to generate a targeted amount of inventory of maritime satellite connectivity and satellite television terminals to meet anticipated demand through 2025 and potentially into 2026 and that we will cease substantially all manufacturing activity by the end of 2025. We expect to continue to facilitate customer transition to third-party hardware products compatible with our mobile satellite communications services. We also plan to continue to conduct maintenance, service, warehousing, shipping and receiving activities at the Middletown, Rhode Island location.

As part of this restructuring, we reduced our headcount by approximately 75 employees, or approximately 20% of our total workforce as of the time we announced the restructuring. As of June 30, 2024, all employee terminations had been completed. During 2024, we incurred an aggregate of $3.9 million of severance charges for this and other restructurings. The $3.9 million of severance charges incurred during the year consisted of approximately $3.6 million of cash charges and approximately $0.3 million of non-cash charges arising from pre-existing contractual obligations to accelerate vesting of certain outstanding equity compensation awards.

Starlink Distribution Agreement

During the second quarter of 2024, we expanded our relationship with Starlink through a bulk data distribution agreement. Under the agreement, we prepaid $17.0 million for access to a large block of Starlink Mobile Priority data at favorable rates. The new agreement offers us increased flexibility in the development and sale of custom airtime plans using Starlink’s Mobile Priority service.

Assets Held for Sale

During the third quarter of 2024, we commenced our plan to sell the warehouse building and surface parking lot located at 75 Enterprise Center in Middletown, Rhode Island (“75 Enterprise Center”). As of September 30, 2024, 75 Enterprise Center had a carrying value of approximately $7.8 million. We determined that all of the criteria to classify 75 Enterprise Center as held for sale had been met as of September 30, 2024. The estimated fair value was determined based upon the anticipated sales price of these assets based on current market conditions and assumptions made by management, less selling costs. We recorded an impairment charge of $1.1 million in 2024, as the carrying value of 75 Enterprise Center at the time the asset for sale criteria were met exceeded the fair value less costs to sell.

In December 2024, we entered into an agreement to sell 75 Enterprise Center for $8.5 million. Consummation of the transaction is subject to customary closing conditions. Under the purchase agreement, the buyer has six months to obtain specified zoning approvals, with up to three 30-day extensions, as well as a 60-day inspection period, subject to potential extension. The buyer may terminate the agreement at any time before the expiration of the inspection period and may also terminate the agreement if the specified zoning approvals are denied before the expiration of the zoning approval period. Upon consummation of the sale, we will remain in possession of the property as a tenant under a triple-net lease having an initial term of six months, which we can extend for up to an additional three months. Rent during the initial term is approximately $25,000 per month, which would increase to approximately $44,000 per month during any extension.

Additionally, in the third quarter of 2024, we commenced our plan to sell the property, building, improvements, and land located at 50 Enterprise Center in Middletown, Rhode Island (“50 Enterprise Center”). As of September 30, 2024, 50 Enterprise Center had a carrying value of approximately $3.6 million. We determined that all of the criteria to classify 50 Enterprise Center as held for sale had been met as of September 30, 2024. The estimated fair value of 50 Enterprise Center exceeds its carrying value. In December 2024, we entered into an agreement to sell 50 Enterprise Center, subject to the buyer’s right to terminate the agreement during an inspection period. In January 2025, before the end of the inspection period, we received notice of termination from the buyer. 50 Enterprise Center remains held for sale as we continue to search for a suitable buyer.

Seasonality

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

Impairment Charge

In 2023, aggregate impairment charges of $6.0 million were taken against goodwill and long-lived assets for the Mobile Broadband reporting unit and the KVH Media Group reporting unit. The $6.0 million impairment charges were driven by the significant decline in our stock price that followed the August 9, 2023 announcement of our financial results for the second quarter of 2023. Under applicable accounting rules, this circumstance required us to evaluate our goodwill and long-lived assets for impairment. Given the sustained decline in the market value of our outstanding equity and the uncertain impact of ongoing competition, we concluded that this impairment charge was appropriate as of September 30, 2023.

Excess and Obsolete Inventory and Excess Purchase Orders

In 2023, we recorded a $5.2 million charge related to the inventory write-down and a $3.6 million charge for excess purchase order obligations, both relating to the reduced demand for our hardware products, which led to the staged wind-down of our manufacturing activities at our facility in Middletown, Rhode Island noted above. Please see Note 14 of our accompanying financial statements for additional details surrounding the wind-down of our manufacturing activities.

Supply Chain

During 2023, we continued to experience delays in the availability and delivery of certain raw material components. We also experienced increased raw material costs. We are continuing to monitor global developments, including the impact of inflation, and are prepared to implement actions that we determine to be necessary to sustain our business.
Results of Operations
The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Year Ended December 31,
	2024	2023
Sales:
Service	84.7%	86.6%
Product	15.3	13.4
Net sales	100.0	100.0
Costs and expenses:
Costs of service sales	52.7	49.4
Costs of product sales	16.3	22.0
Research and development	7.4	7.1
Sales, marketing and support	18.5	15.8
General and administrative	14.5	14.3
Goodwill impairment charge	—	4.0
Long-lived assets impairment charge	1.0	0.5
Total costs and expenses	110.4	113.1
Loss from operations	(10.4)	(13.1)
Interest income	2.7	2.8
Interest expense	—	—
Other expense, net	(1.6)	(1.1)
Loss before income taxes expense	(9.3)	(11.4)
Income tax expense	0.4	0.2
Net loss	(9.7)%	(11.6)%

Years ended December 31, 2024 and 2023

Our net sales for 2024 and 2023 were as follows:

			Change
	Year Ended December 31,		2024 vs. 2023
	2024	2023	$	%
	(in thousands)
Service sales	$96,446	$114,622	$(18,176)	(16)%
Product sales	17,382	17,757	(375)	(2)%
Net sales	113,828	132,379	(18,551)	(14)%

Net sales decreased by $18.6 million, or 14%, in 2024 as compared to 2023. Service sales decreased by $18.2 million, or 16%, to $96.4 million in 2024 from $114.6 million in 2023. The decrease in service sales was primarily due to a $17.1 million decrease in our airtime service sales, driven primarily by a decrease in VSAT-only subscribers, partially offset by an increase in LEO service sales. $2.7 million of this decrease was related to the U.S. Coast Guard contract downgrade. Alternative solutions offered by recent low-earth-orbit (LEO) entrants have heightened competition in the global leisure segment and in commercial and government markets.

We expect that the trend of intensifying competition from LEO satellite service providers will continue and that our revenues from VSAT service sales will continue to decline on a year-over-year basis. It is possible that the rate of reduction will continue to accelerate.

Product sales decreased by $0.4 million, or 2%, to $17.4 million in 2024 from $17.8 million in 2023. The decrease in product sales was primarily the result of a $2.2 million decrease in VSAT Broadband product sales, a $2.0 million decrease in TracVision product sales and a $1.3 million decrease in accessory and service product sales, partially offset by a $5.0 million increase in Starlink product sales and a $0.5 million increase in CommBox Edge product sales. The decline in product sales was primarily driven by product sales mix. Competition from low-cost alternatives to VSAT, which include streaming capabilities, has had a significant impact on sales of both TracVision and VSAT Broadband products.

In the first quarter of 2024, the U.S. Coast Guard, which accounted for approximately $11 million of our service sales in 2023, advised us that it intended to transition its primary satellite service relationship on the vessels we served to SpaceX Starshield. In the third quarter of 2024, we received and processed the anticipated service downgrade request from the U.S. Coast Guard, which reduces anticipated revenue from this customer for 2025 through 2027 by approximately 95%. As a result, we expect to generate substantially less revenue from the U.S. Coast Guard.

Costs of Sales

Costs of sales consists of costs of product sales and costs of service sales. Costs of sales decreased by $15.9 million, or 17%, in 2024 to $78.6 million from $94.5 million in 2023. The decrease in costs of sales was driven by a $5.4 million decrease in costs of service sales and a $10.5 million decrease in costs of product sales. As a percentage of net sales, costs of sales were 69% and 71% for 2024 and 2023, respectively.

Our costs of service sales consist primarily of satellite service capacity, depreciation, service network overhead expense associated with our VSAT Broadband network infrastructure, direct network service labor, product installation costs, media distribution costs, and service repair materials. For 2024, costs of service sales decreased by $5.4 million, or 8%, to $60.0 million from $65.4 million in 2023. Costs of service sales decreased primarily due to a $5.5 million decrease in airtime costs of service sales. As a percentage of service sales, costs of service sales were 62% and 57% for 2024 and 2023, respectively. During the second quarter of 2024, we purchased from Starlink access to a large block of data at favorable rates. As a result of this purchase, our gross margin percentage on Starlink airtime services improved. The increase in gross margin on Starlink airtime services was higher than previously anticipated, but we may be unable to maintain this higher gross margin percentage in future periods. Despite this higher gross margin on Starlink airtime services, the overall gross margin on service sales was negatively impacted by fixed costs associated with the VSAT Broadband network.

Our costs of product sales consist primarily of materials, manufacturing overhead, and direct labor used to produce our products. For 2024, costs of product sales decreased by $10.5 million, or 36%, to $18.6 million from $29.1 million in 2023, primarily due to an $8.7 million decrease in various manufacturing and other unabsorbed expenses, a $3.6 million decrease in excess purchase order obligations, a $1.5 million decrease in TracVision cost of product sales, a $0.9 million decrease in VSAT Broadband cost of product sales and a $0.3 million decrease in accessory cost of product sales, partially offset by a $4.5 million increase in LEO cost of product sales and a $0.4 million increase in CommBox Edge cost of product sales. The decrease in manufacturing and other unabsorbed costs was primarily due to additional expenses taken in 2023 as a result of the wind-down of our manufacturing activities, which included a $6.6 million inventory write-down, as well as lower unit volume, resulting in reduced absorption of overhead. The excess purchase order obligations related to unconditional purchase orders outstanding as of December 31, 2023 that we determined would exceed our anticipated needs. Please see Note 14 to our accompanying audited financial statements for further information. As a percentage of product sales, costs of product sales were 107% and 164% for 2024 and 2023, respectively. Cost of product sales decreased as a percentage of product sales primarily due to the decrease in various manufacturing and other unabsorbed expenses. This decrease resulted primarily from the additional expenses incurred in 2023 related to the wind-down of the Company's manufacturing activities, as well as the 2024 reduction in headcount of manufacturing employees.

Operating Expenses

Research and development expense consists of direct labor, materials, external consultants, and related overhead costs that support our internally funded product development and product sustaining engineering activities. Research and development expense for 2024 decreased by $1.0 million, or 10%, to $8.4 million from $9.4 million in 2023. The decrease in research and development expense resulted primarily from a $1.6 million decrease in salaries, benefits and taxes, excluding costs related to the previously mentioned reduction in workforce, and a $0.3 million decrease in expensed materials. These decreases were partially offset by $1.4 million in costs incurred related to the reduction in our workforce. As a percentage of net sales, research and development expense was 7% in both 2024 and 2023.

Sales, marketing, and support expense consists primarily of salaries and related expenses for sales and marketing personnel, commissions for both in-house and third-party representatives, costs related to the co-development of certain content, other sales and marketing support costs such as advertising, literature and promotional materials, product service personnel and support costs, warranty-related costs and bad debt expense. Sales, marketing and support expense also includes the operating expenses of our sales office subsidiaries in Denmark, Singapore, Brazil, and Japan. Sales, marketing, and support expense increased by $0.1 million, or less than 1%, to $21.0 million in 2024 from $20.9 million in 2023. In 2024, we incurred $0.7 million in costs related to the reduction in our workforce, which was partially offset by a $0.4 million decrease in external commissions. As a percentage of net sales, sales, marketing and support expense was 18% and 16% in 2024 and 2023, respectively. This increase resulted primarily from a reduction in net sales.

General and administrative expense consists of costs attributable to management, finance and accounting, information technology, human resources, certain outside professional services, and other administrative costs. General and administrative expense for 2024 decreased by $2.4 million, or 13%, to $16.5 million from $18.9 million for 2023. The decrease in general and administrative expense resulted primarily from the $2.1 million charge incurred in 2023 for the discontinuation of a project for implementing a new manufacturing-centric accounting system, a $1.0 million decrease in professional fees, driven by additional accounting and consulting costs incurred in 2023 to prepare our 2022 annual filings, a $0.6 million decrease in salaries, benefits and taxes, excluding costs related to the previously mentioned reduction in workforce, and a $0.4 million decrease in computer expenses. Partially offsetting these items were $0.8 million in costs incurred related to the reduction in our workforce, a $0.7 million reduction in reimbursements made by EMCORE for expenses incurred under the transition services agreement relating to the sale of the inertial navigation business in August 2022, and a $0.4 million increase in facility expenses. As a percentage of net sales, general and administrative expense was 15% and 14% for 2024 and 2023, respectively. This increase resulted primarily from a reduction in net sales.

Interest and Other Expense, Net

Interest income represents interest earned on our cash and cash equivalents, as well as from investments and our sale-type lease receivables. Interest income decreased by $0.6 million to $3.0 million from $3.6 million for 2023. Of the current period interest income of $3.0 million, $2.6 million is attributable to interest earned on cash and cash equivalents, while the remaining $0.5 million was attributable to interest from lease receivables. Interest declined primarily due to lower cash balances. Other expense, net increased by $0.4 million to other expense, net of $1.8 million for 2024 from other expense, net of $1.4 million for 2023. The increase was primarily due to a $0.5 million increase in foreign exchange losses and a $0.4 million expense incurred in 2024 for a prior period Brazil tax settlement, partially offset by a $0.3 million loss in 2023 on an unfavorable future contract and a $0.1 million decrease in the loss on the disposal of fixed assets. The Company incurred a non-cash $0.9 million loss and a non-cash $0.7 million loss in 2024 and 2023, respectively, related to the disposal of AgilePlans revenue-generating fixed assets due to the decline in customer demand of VSAT Broadband AgilePlans units.

Income Tax Expense

Income tax expense for 2024 and 2023 was $0.4 million and $0.3 million, respectively, and related to taxes on income earned in foreign jurisdictions.

The effective tax rate for 2024 and 2023 was (4.0)% and (2.1)%, respectively. For 2024 and 2023, the effective tax rates differed from the statutory tax rate primarily due to our maintaining a valuation allowance reserve on our U.S. deferred tax assets, impairment of goodwill, discrete tax adjustments and the composition of income from foreign jurisdictions taxed at varying rates.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure at the date of our financial statements. Our significant accounting policies are summarized in Note 1 to our accompanying audited consolidated financial statements. Critical accounting estimates are those estimates made that involve a significant level of estimation uncertainty and have had or are reasonably likely to have an impact on our statement of operations. We believe that our accounting estimates for intangible assets and other long-lived assets are the only estimates critical to an understanding and evaluation of our financial results for 2024, as discussed below.

Intangible Assets and other Long-Lived Assets

Intangible assets with finite lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of intangible assets with finite lives and other long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to future undiscounted cash flows expected to be generated by the asset or asset group. Asset groups are determined at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If these comparisons indicate that an asset is not recoverable, we will recognize an impairment loss for the amount by which the carrying value of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future operating cash flows or appraised values, depending on the nature of the asset. During 2024, there were no events or changes in circumstances that indicated any of the carrying amounts of our intangible assets or other long-lived assets may not be recoverable. See Note 8 to our accompanying audited consolidated financial statements for further discussion.

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

As of December 31, 2024, we had $50.6 million in cash and cash equivalents, of which $3.8 million in cash equivalents was held in local currencies by our foreign subsidiaries. Our foreign subsidiaries held no marketable securities as of December 31, 2024. As of December 31, 2024, we had $106.7 million in working capital.

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

We believe that our primary long-term capital requirements relate to AgilePlans revenue-generating assets and the development and implementation of our new enterprise resource planning system, as well as servicing and paying our satellite service capacity and equipment lease obligations. At December 31, 2024, we had outstanding non-cancellable satellite service capacity and other purchase obligations with future minimum payments of $46.3 million.

Operating Activities

Operating activities used $13.2 million of net cash in 2024 and provided $2.5 million of net cash in 2023, an increase in net cash used by operating activities of $15.7 million. The $15.7 million increase in net cash used by operations was primarily the result of a $11.5 million increase in cash outflows relating to accrued compensation, product warranty and other expenses, a $10.4 million increase in cash outflows relating to prepaid expenses and other current assets, a $7.6 million increase in cash outflows relating to inventories, a change of $5.6 million related to non-cash items, a $1.1 million decrease in cash inflows relating to deferred revenue, and a $1.1 million increase in cash outflows relating to other non-current assets. Partially offsetting these items were a $15.2 million decrease in cash outflows related to accounts payable, a $4.4 million decrease in net loss (which included impairment charges of $1.1 million and $6.0 million in 2024 and 2023, respectively), and a $2.1 million increase in cash inflows relating to accounts receivable.

Investing Activities

Net cash provided by investing activities for 2024 was $52.4 million as compared to net cash used by investing activities of $14.7 million for 2023. The $67.1 million increase in net cash provided by investing activities was primarily the result of a $61.3 million decrease in net investment in marketable securities, which was driven by the liquidation of our marketable securities held by Wells Fargo, a $3.2 decrease in capital expenditures, a $1.4 million increase in proceeds from the sale of fixed assets and a $1.2 million decrease in cash paid for the acquisition of intangible assets.

Financing Activities

Net cash provided by financing activities for 2024 was $0.1 million as compared to net cash provided by financing activities in 2023 of $2.3 million. The $2.2 million decrease in net cash provided by financing activities is primarily attributable to a $2.5 million decrease in cash inflows relating to proceeds from the exercise of stock options and purchases under our employee stock purchase plan, partially offset by a $0.2 million decrease in cash outflows related to the repurchase of common stock to satisfy specific tax withholding obligations arising from accelerated vesting of executive stock grants in 2023.

Other Matters

We intend to continue to invest in our global networks on a worldwide basis. From time to time, we have entered into multi-year agreements to lease satellite capacity, as well as prepaid for access to a large block of mobile data at favorable rates. These agreements can involve millions of dollars.

Off-Balance Sheet Arrangements

As of December 31, 2024, we had certain satellite service capacity obligations that are not considered operating or financing leases under ASC 842. As of that date, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, cash requirements or capital resources. Please see Note 5 to our accompanying audited consolidated financial statements for additional information on our satellite service capacity obligations.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 and concluded that it was effective.

Our independent registered public accounting firm, Grant Thornton LLP, has issued a report regarding the effectiveness of our internal control over financial reporting as of December 31, 2024, and that report is included in Item 9A in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated changes in our internal control over financial reporting that occurred during the fourth quarter of 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
KVH Industries, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of KVH Industries, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated March 7, 2025 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Hartford, Connecticut
March 7, 2025

ITEM 9B.	Other Information

During the fourth quarter of 2024, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as those terms are defined in Item 408(a)(1) of Regulation S-K), including any amendment or modification of the amount, price, or timing of the purchase or sale of securities under such an existing trading arrangement.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for our 2025 annual meeting of stockholders, which we expect to file before 120 days after the end of fiscal 2024. We incorporate the information required in Part III of this annual report by reference to our 2025 proxy statement.

ITEM 10.	Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is incorporated by reference to our 2025 proxy statement.

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

ITEM 11.	Executive Compensation

The information required by this item is incorporated by reference to our 2025 proxy statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our 2025 proxy statement.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to our 2025 proxy statement.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our 2025 proxy statement.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
2.1	Asset Purchase Agreement dated as of August 9, 2022 by and between KVH Industries, Inc., EMCORE Corporation and Delta Acquisition Sub, Inc.		8-K	August 10, 2022	2.1
3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1
3.2	Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock of KVH Industries, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock		8-A	August 19, 2022	3.1
3.3	Amended and Restated Bylaws		10-Q	November 1, 2017	3.2
4.1	Specimen certificate for the common stock		10-K	March 2, 2018	4.1
4.2	Description of Capital Stock		10-K	March 15, 2024	4.2
*10.1	Amended and Restated 1996 Employee Stock Purchase Plan		DEF 14A	April 25, 2016	App. B
*10.2	KVH Industries, Inc. Amended and Restated 2016 Equity and Incentive Plan, as amended		DEF 14A	May 2, 2022	App. A
*10.3	Form of Incentive Stock Option Agreement granted under the 2016 Equity and Incentive Plan		10-K	March 9, 2017	10.5
*10.4	Form of Non-Statutory Stock Option Agreement granted under the 2016 Equity and Incentive Plan		10-K	March 9, 2017	10.6
*10.5	Form of Restricted Stock Agreement granted under the 2016 Equity and Incentive Plan		10-K	March 9, 2017	10.7
*10.6	Policies Regarding Non-Employee Director Compensation and Stock Ownership Guidelines		10-K	March 15, 2024	10.6

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
*10.7	Executive Employment Agreement dated as of May 2, 2022 between KVH Industries, Inc. and Brent C. Bruun		10-Q	August 9, 2022	10.1
*10.8	Amendment No. 1 dated as of October 11, 2022 to Executive Employment Agreement between KVH Industries, Inc. and Brent C. Bruun		10-Q	December 6, 2022	10.8
*10.9	Executive Employment Agreement dated as of May 2, 2022 between KVH Industries, Inc. and Roger A. Kuebel		10-Q	August 9, 2022	10.2
*10.10	Executive Employment Agreement dated as of May 2, 2022 between KVH Industries, Inc. and Felise B. Feingold		10-Q	August 9, 2022	10.3
*10.11	Executive Employment Agreement dated as of May 9, 2022 between KVH Industries, Inc. and Robert J. Balog		10-Q	August 9, 2022	10.4
*10.12	Cooperation Agreement, dated as of February 3, 2023, by and among KVH Industries, Inc., Black Diamond Capital Management, L.L.C., Stephen H. Deckoff and the Investor Group Designees (as defined therein)		8-K	February 3, 2023	10.1
*10.13	Form of Indemnification Agreement for directors and executive officers		10-K	March 15, 2024	10.13
10.14	Purchase and Sale Agreement dated December 5, 2024 between KVH Industries, Inc. and Knight Capital LLC regarding 75 Enterprise Center	X
19.1	Securities Trading Policy	X
21.1	List of Subsidiaries	X
23.1	Consent of Grant Thornton LLP	X
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X
32.1	Rule 1350 certification	X
97.1	KVH Compensation Recovery Policy		10-K	March 15, 2024	97.1
101.1	Interactive Data File regarding (a) our Consolidated Balance Sheets as of December 31, 2024 and 2023, (b) our Consolidated Statements of Operations for the years ended December 31, 2024 and 2023, (c) our Consolidated Statements of Comprehensive Loss for the years ended December 31, 2024 and 2023, (d) our Consolidated Statements of Stockholders' Equity for the years ended December 31, 2024 and 2023, (e) our Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023, and (f) the Notes to such Consolidated Financial Statements	X
104.1	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

*    Management contract or compensatory plan.

ITEM 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KVH Industries, Inc.

Date: March 7, 2025	By:	/S/ BRENT C. BRUUN
Brent C. Bruun President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/S/ BRENT C. BRUUN	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2025
Brent C. Bruun

/S/ ANTHONY F. PIKE	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2025
Anthony F. Pike

/S/ DAVID M. TOLLEY	Chairman of the Board of Directors	March 7, 2025
David M. Tolley

/S/ STEPHEN H. DECKOFF	Director	March 7, 2025
Stephen H. Deckoff

/S/ DAVID B. KAGAN	Director	March 7, 2025
David B. Kagan

/S/ CHARLES R. TRIMBLE	Director	March 7, 2025
Charles R. Trimble

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
KVH Industries, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of KVH Industries, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 7, 2025 expressed an unqualified opinion.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2014.

Hartford, Connecticut
March 7, 2025

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$50,572	$11,294
Marketable securities	—	58,477
Accounts receivable, net of allowance for credit losses of $1,006 and $1,168 as of December 31, 2024 & December 31, 2023, respectively	21,624	25,670
Inventories	22,953	19,046
Prepaid expenses and other current assets	16,016	4,331
Current assets held for sale	11,410	—
Total current assets	122,575	118,818
Property and equipment, net	27,014	47,680
Intangible assets, net	828	1,194
Right of use assets	1,361	1,068
Other non-current assets	3,146	3,618
Deferred income tax asset	157	256
Total assets	$155,081	$172,634
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,316	$4,780
Accrued airtime	745	5,508
Accrued compensation and employee-related expenses	4,728	4,466
Accrued loss on future firm purchase commitments	919	3,569
Accrued other	2,134	2,588
Accrued product warranty costs	607	828
Deferred revenue	1,039	1,774
Current operating lease liability	660	786
Liability for uncertain tax positions	724	673
Total current liabilities	15,872	24,972
Long-term operating lease liability	569	289
Deferred income tax liability	15	1
Total liabilities	$16,456	$25,262
Commitments and contingencies (Notes 1, 5, 12 and 13)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares, 21,240,525 and 21,066,899 shares issued at December 31, 2024 and December 31, 2023, respectively; and 19,784,416 and 19,610,790 shares outstanding at December 31, 2024 and December 31, 2023, respectively	212	211
Additional paid-in capital	167,287	165,140
Accumulated deficit	(12,752)	(1,704)
Accumulated other comprehensive loss	(4,032)	(4,185)
	150,715	159,462
Less: treasury stock at cost, common stock, 1,456,109 shares as of December 31, 2024 and December 31, 2023, respectively	(12,090)	(12,090)
Total stockholders’ equity	138,625	147,372
Total liabilities and stockholders’ equity	$155,081	$172,634
See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023
Sales:
Service	$96,446	$114,622
Product	17,382	17,757
Net sales	113,828	132,379
Costs and expenses:
Costs of service sales	60,002	65,362
Costs of product sales	18,607	29,149
Research and development	8,439	9,399
Sales, marketing and support	21,013	20,925
General and administrative	16,513	18,899
Goodwill impairment charge	—	5,333
Long-lived assets impairment charge	1,137	657
Total costs and expenses	125,711	149,724
Loss from operations	(11,883)	(17,345)
Interest income	3,039	3,646
Interest expense	2	1
Other expense, net	(1,781)	(1,404)
Loss before income tax expense	(10,627)	(15,104)
Income tax expense	421	318
Net loss	$(11,048)	$(15,422)

Net loss per common share
Basic	$(0.57)	$(0.81)
Diluted	$(0.57)	$(0.81)

Weighted average number of shares outstanding:
Basic	19,389	19,130
Diluted	19,389	19,130
See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2024	2023
Net loss	$(11,048)	$(15,422)
Other comprehensive income (loss), net of tax:
Unrealized gain on available-for-sale securities	—	12
Foreign currency translation adjustment	153	(87)
Other comprehensive income (loss), net of tax (1)	153	(75)
Total comprehensive loss	$(10,895)	$(15,497)
(1) Tax impact was nominal for all periods.
See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	20,631	$206	$160,475	$13,718	$(4,110)	(1,433)	$(11,851)	$158,438
Net loss	—	—	—	(15,422)	—	—	—	(15,422)
Other comprehensive loss	—	—	—	—	(75)	—	—	(75)
Stock-based compensation	—	—	2,078	—	—	—	—	2,078
Issuance of common stock under employee stock purchase plan	17	—	123	—	—	—	—	123
Acquisition of treasury stock	—	—	—	—	—	(23)	(239)	(239)
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	419	5	2,464	—	—	—	—	2,469
Balance at December 31, 2023	21,067	$211	$165,140	$(1,704)	$(4,185)	(1,456)	$(12,090)	$147,372
Net loss	—	—	—	(11,048)	—	—	—	(11,048)
Other comprehensive income	—	—	—	—	153	—	—	153
Stock-based compensation	—	—	2,027	—	—	—	—	2,027
Issuance of common stock under employee stock purchase plan	27	—	109	—	—	—	—	109
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	147	1	11	—	—	—	—	12
Balance at December 31, 2024	21,241	$212	$167,287	$(12,752)	$(4,032)	(1,456)	$(12,090)	$138,625
See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(11,048)	$(15,422)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for credit losses	217	64
Depreciation and amortization	13,298	13,438
Impairment charge to goodwill and long-lived assets	1,137	5,990
Deferred income taxes	113	(51)
Loss on disposals of fixed assets	1,220	2,476
Compensation expense related to stock-based awards and employee stock purchase plan	2,027	2,078
Unrealized currency translation loss (gain)	188	(179)
Changes in operating assets and liabilities:
Accounts receivable	3,812	1,719
Inventories	(3,908)	3,686
Prepaid expenses and other current assets	(11,661)	(1,231)
Other non-current assets	333	1,425
Accounts payable	(446)	(15,648)
Deferred revenue	(728)	377
Accrued compensation, product warranty and other	(7,724)	3,808
Net cash (used in) provided by operating activities	$(13,170)	$2,530
Cash flows from investing activities:
Capital expenditures	(7,417)	(10,633)
Cash paid for acquisition of intangible assets	(74)	(1,296)
Proceeds from the sale of fixed assets	1,403	—
Purchases of marketable securities	(1,990)	(18,207)
Maturities and sales of marketable securities	60,467	15,422
Net cash provided by (used in) investing activities	$52,389	$(14,714)
Cash flows from financing activities:
Proceeds from stock options exercised and employee stock purchase plan	110	2,604
Repurchase of treasury stock	—	(239)
Payment of finance lease	—	(22)
Net cash provided by financing activities	$110	$2,343
Effect of exchange rate changes on cash and cash equivalents	(51)	79
Net increase (decrease) in cash and cash equivalents	39,278	(9,762)
Cash and cash equivalents at beginning of period	11,294	21,056
Cash and cash equivalents at end of period	$50,572	$11,294
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$173	$22
Changes in accrued other and accounts payable related to property and equipment additions	$5	$22
Right of use assets (ROU) assets arising from entering into new operating lease obligations	$1,089	$466
See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023
(in thousands, except per share amounts)

(1)Summary of Significant Accounting Policies

(a)Description of Business

KVH designs, develops, manufactures and markets mobile connectivity services and products for the marine and land markets.

KVH’s service sales primarily represent revenue earned from satellite Internet airtime services. KVH provides, for monthly fixed and per-usage fees, satellite connectivity encompassing broadband Internet and VoIP services, to its TracNet H-series and TracPhone V-HTS series customers via KVH’s global high-throughput satellite (HTS) network. Revenue from our cellular airtime service supplements KVH’s satellite-only airtime revenue following the July 2022 launch of the KVH ONE hybrid network and TracNet H-series terminals. This service and product combination integrates global satellite service with KVH-provided cellular service in more than 150 countries, along with shore-based Wi-Fi access. In March 2023, KVH began selling Starlink terminals and in September 2023 became a Starlink authorized hardware and airtime reseller. The May 2023 introduction of the KVH ONE OpenNet Program expanded access to KVH’s global HTS network and airtime services to non-KVH terminals for the first time.

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

The Company recognizes the monthly AgilePlans subscription fee as service revenue over the service delivery period. The Company retains ownership of the hardware it provides to AgilePlans customers, who must return the hardware to KVH if they decide to terminate the service. Because KVH does not sell the hardware under AgilePlans, the Company does not recognize any product revenue when the hardware is deployed to an AgilePlans customer. KVH records the cost of the hardware used by AgilePlans customers as revenue-generating assets and depreciates the cost over an estimated useful life of two to five years. Since the Company retains ownership of the hardware, it does not accrue any warranty costs for AgilePlans hardware; however, any maintenance or refurbishment costs on the hardware are expensed in the period these costs are incurred.

Service sales also include the distribution of commercially licensed entertainment, including movies, television programming, news, and music, to commercial customers in the maritime market through the KVH Media Group, along with supplemental value-added cybersecurity, email, and crew Internet services. In addition, KVH earns monthly usage fees from third-party satellite connectivity services, including VoIP, data and Internet services, provided to its Viasat/Inmarsat and Iridium customers who choose to activate their subscriptions with KVH. Service sales also include sales from product repairs and extended warranty sales.

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

KVH’s marine leisure business is highly seasonal. Seasonality can also impact the Company’s commercial marine business, although typically to a lesser degree. Temporary suspensions of the Company’s airtime services typically increase in the fourth and first quarters of each year as boats are placed out of service during the winter months. Historically, the Company has generated the majority of its marine leisure product revenues during the first and second quarters of each year, and these revenues typically decline in the third and fourth quarters of each year, compared to the first two quarters.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2024 and 2023
(in thousands, except per share amounts)
In February 2024, the Company announced a staged wind-down of its product manufacturing operations at its Middletown, Rhode Island location. The Company expects that it will continue its product manufacturing activities in order to generate a targeted amount of inventory of maritime satellite connectivity and satellite television terminals to meet anticipated demand and that it will cease substantially all manufacturing activity by the end of 2025. The Company expects to continue to facilitate customer transition to third-party hardware products compatible with its mobile satellite communications services. Please see Note 14 for additional details surrounding the wind-down of the Company's manufacturing activities.

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

(c)Significant Estimates and Assumptions and Other Significant Non-Recurring Transactions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. The estimates and assumptions used by management affect the Company’s revenue recognition, valuation of accounts receivable, valuation of inventory, valuation of prepaid assets, expected future cash flows (including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets and goodwill), estimated fair values of long-lived assets (including goodwill, amortization methods and amortization periods), certain accrued expenses and other related charges, stock-based compensation, contingent liabilities, forfeitures and key valuation assumptions for its share-based awards, estimated fulfillment costs for warranty obligations, tax reserves and recoverability of the Company’s net deferred tax assets and related valuation allowance, and the valuation of right-of-use assets and lease liabilities.

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
December 31, 2024 and 2023
(in thousands, except per share amounts)
(d)Concentration of Credit Risk and Single Source Suppliers

Cash, cash equivalents and marketable securities. The Company is potentially subject to financial instrument concentration of credit risk through its cash, cash equivalent and marketable securities investments. To mitigate these risks the Company maintains cash, cash equivalents and marketable securities with reputable and nationally recognized financial institutions. As of December 31, 2024, substantially all of the cash and cash equivalents were held by Bank of America, N.A. In the fourth quarter of 2024, the balance of our marketable securities held by Wells Fargo was liquidated and transferred to an interest-bearing account held by Bank of America, N.A. See Note 2 for a description of marketable securities.

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

	2024	2023
Beginning balance	$1,168	$1,268
Additions	217	64
Deductions (write-offs/recoveries) from reserve	(379)	(164)
Ending balance	$1,006	$1,168

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
December 31, 2024 and 2023
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

3) Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring products and services to the customer. Amounts collected from customers for sales taxes are excluded from the transaction price. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method, depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.

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

Deferred revenue consist of advance payments and billings in excess of revenue recognized. The Company classifies any billings in excess of revenue recognized as deferred revenue as current or non-current based on the timing of when revenue is expected to be recognized. Revenue recognized during 2024 and 2023 from amounts included in deferred revenue at the beginning of the period was $1,527 and $1,127, respectively.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2024 and 2023
(in thousands, except per share amounts)

Satellite connectivity and media content service sales

Directly sold and re-sold satellite connectivity service for VoIP, data and Internet is recognized monthly based primarily on contracted fixed-fee schedules as well as any overages for minutes or megabytes of traffic processed. The Company has evaluated whether it obtains control of the services that are being transferred to the customer in assessing gross revenue reporting as principal versus net revenue reporting as agent for its satellite connectivity service sales and its payments to the applicable service providers. Based on the Company’s assessment of the indicators, the Company has determined that gross revenue reporting as a principal is appropriate. The applicable indicators of gross revenue reporting include, but are not limited to, the following:

•The Company is the primary obligor in its arrangements with its subscribers. The Company manages all interactions with the subscribers, while satellite connectivity service providers do not interact with the subscribers. In addition, the Company assumes the entire performance risk under its arrangements with the subscribers and in the event of a performance issue, the Company may incur reductions in fees without regard for any recourse that the Company may have with the applicable satellite service providers.

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

Media content sales include the Company’s distribution of commercially licensed movies, television programming, news, and music content for commercial and leisure customers in the maritime market. The Company typically recognizes revenue from media content sales ratably over the period of the service contract.

Under AgilePlans, the Company retains ownership of the hardware that it provides to these customers, who must return the hardware to KVH if they decide to terminate the service. Because KVH does not sell the hardware under AgilePlans, the Company does not recognize any product revenue when the hardware is deployed to an AgilePlans customer. In accounting for the related service revenue, the Company has applied the practical expedient allowed under ASC 606-10-55-18 to recognize rental revenues in proportion to the amount of the right to invoice. The Company recognizes the subscription fee monthly as service revenue over the service delivery period. On occasion, a customer may opt to purchase previously deployed AgilePlans hardware from the Company. In these instances, the gain or loss on disposal of this revenue generating long-lived asset is recognized within other income/expense in the Company's consolidated statement of operations as per ASC 360-10-45-5.

The Company applies the practical expedient to not adjust the transaction price for a significant financing component if the period between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service is one year or less. The Company also applies the optional exemption to not disclose the transaction price allocated to remaining performance obligations with an original expected duration of one year or less or those where revenue is recognized over time using the right to invoice practical expedient.

Product service sales

Product service sales other than under development contracts are recognized when completed services are delivered to the customer. The Company also sells extended warranty contracts. Sales under these contracts are recognized ratably over the contract term. Product service sales including extended warranties are not a significant portion of the Company’s total sales. Revenue related to product service sales is recognized in service sales in the Company's consolidated statement of operations.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2024 and 2023
(in thousands, except per share amounts)
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

Under certain third-party service agreements, the Company controls a specific space or underlying asset used in providing the service by the third-party service provider. These arrangements meet the definition under ASC 842 and therefore are accounted for under ASC 842. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when reasonably certain to be exercised. The present value of lease payments is determined using an incremental borrowing rate of 5.5%.

(g)Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to the short maturity of these instruments. See Note 2 for more information on the fair value of the Company’s marketable securities. The carrying amount of finance leases approximate fair value based on currently available quoted rates of similarly structured debt facilities. See Note 13 for the Company's finance leases.

(h)Cash, Cash Equivalents, and Marketable Securities

In the fourth quarter of 2024, the balance of our marketable securities held by Wells Fargo was liquidated and transferred to an interest-bearing account held by Bank of America, N.A. Previously, cash in excess of operational needs was invested in money market mutual funds, government agency bonds, United States treasuries, municipal bonds, corporate notes, or certificates of deposit. All highly liquid investments with a maturity date of three months or less at the date of purchase were classified as cash equivalents. The Company determined the appropriate classification of marketable securities at each balance sheet date. As of December 31, 2023, all of the Company’s marketable securities were designated as available-for-sale and were carried at their fair value with unrealized gains and losses included in accumulated other comprehensive loss in the accompanying consolidated balance sheet.

The Company reviewed investments in debt securities for other than temporary impairment whenever the fair value of an investment was less than amortized cost and evidence indicated that an investment’s carrying amount was not recoverable within a reasonable period of time. To determine whether an impairment was other-than-temporary, the Company considered whether it intended to sell the security, whether it expected to recover the credit loss, and whether it was more likely than not that the Company would be required to sell the security prior to recovery. Evidence considered in this assessment included the reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment, changes in value subsequent to year-end and forecasted performance of the investee. The Company had reviewed its securities with unrealized losses as of December 31, 2023 and had concluded that no other-than-temporary impairments exist.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2024 and 2023
(in thousands, except per share amounts)

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

(k)Intangible Assets and other Long-Lived Assets

As of December 31, 2024, the Company's intangible assets are primarily associated with the purchase of distribution rights from Kognitive Networks Inc. in October 2023 and the purchase of Virtek Communications (now known as KVH Industries Norway AS) in September 2010.

Intangible assets with finite lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of intangible assets with finite lives and other long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to future undiscounted cash flows expected to be generated by the asset or asset group. Asset groups are determined at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If these comparisons indicate that an asset is not recoverable, the Company will recognize an impairment loss for the amount by which the carrying value of the asset or asset group exceeds the related estimated fair value. The Company has determined that the assets within each of the Company's reporting units (Mobile Broadband (MBB) and KVH Media Group (Media)) are highly interrelated and interdependent on each other to generate revenues, and thus independent cash flows are not identifiable at a level lower than that of these reporting units. Accordingly, the Company’s asset groups were determined to be its reporting units (MBB and Media).

(l)Other Non-Current Assets

Other non-current assets are primarily comprised of long-term lease receivables, prepaid expenses, and deposits.

(m)Product Warranty

The Company’s products carry standard limited warranties that range from one to two years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company also offers extended warranties on its products for up to five years. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying consolidated statements of operations. As of December 31, 2024 and 2023, the Company had accrued product warranty costs of $607 and $828, respectively. The following table summarizes product warranty activity during 2024 and 2023:

	2024	2023
Beginning balance	$828	$1,287
Charges to expense	665	947
Costs incurred	(886)	(1,406)
Ending balance	$607	$828

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2024 and 2023
(in thousands, except per share amounts)
(n)Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and included in cost of sales. Billings for shipping and handling are reflected within net sales in the accompanying consolidated statements of operations.

(o)Research and Development

Expenditures for research and development are expensed as incurred.

(p)Advertising Costs

Costs related to advertising are expensed as incurred. Advertising expense was $491 and $580 for the years ended December 31, 2024 and 2023, respectively, and is included in sales, marketing, and support expense in the accompanying consolidated statements of operations.

(q)Foreign Currency Translation and Transaction

The financial statements of the Company’s foreign subsidiaries located in Denmark, Singapore and Cyprus are maintained using the United States dollar as the functional currency. Exchange rates in effect on the date of the transaction are used to record monetary assets and liabilities. Revenue and other expense elements are recorded at rates that approximate the rates in effect on the transaction dates. Foreign currency exchange gains and losses are recognized within “other expense, net” in the accompanying consolidated statements of operations. For the years ended December 31, 2024 and 2023, the Company recorded a total of net foreign currency exchange losses, which are comprised of both realized and unrealized foreign currency exchange losses and gains, in its accompanying consolidated statements of operations $(493) and $(33), respectively.

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

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2024 and 2023
(in thousands, except per share amounts)
(s)Net Loss per Common Share

Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined in accordance with the treasury stock accounting method. For the years ended December 31, 2024 and 2023 since there was a net loss, the Company excluded all 987 and 1,419 shares, respectively, in outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these securities would have reduced the net loss per share.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	December 31,
	2024	2023
Weighted average common shares outstanding—basic	19,389	19,130
Dilutive common shares issuable in connection with stock plans	—	—
Weighted average common shares outstanding—diluted	19,389	19,130

(t)Contingent Liabilities

The Company estimates the amount of potential exposure it may have with respect to claims, assessments and litigation in accordance with ASC 450, Contingencies. As of December 31, 2024 and 2023, the Company was not party to any lawsuit or proceeding that, in management's opinion, was likely to materially harm the Company’s business, results of operations, financial condition or cash flows. It is not always possible to predict the outcome of litigation, as it is subject to many uncertainties. Additionally, it is not always possible for management to make meaningful estimates of the potential loss or range of loss associated with such litigation.

(u)Operating Segments

The Company operates in one reportable segment. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. The Company’s chief operating decision maker is its President, Chief Executive Officer and Director.

The Company operates in a number of major geographic areas, including internationally. Revenues are generated from international locations, primarily consisting of Singapore, Canada, South American countries, European Union countries and other European countries, and countries in Africa, the Middle East and Asia/Pacific, including India (see Note 10, “Revenue from Contracts with Customers”).

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2024 and 2023
(in thousands, except per share amounts)
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

Standards Implemented

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The Company adopted ASU No. 2023-07 as of December 31, 2024. The adoption did not have a material impact on the Company’s financial statements, including disclosures.

Standards to be Implemented

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU apply to all entities that are subject to Topic 740, Income Taxes. The amendments require public business entities to disclose specific categories in their tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. These amendments also require all entities to disclose income taxes paid, net of refunds received, disaggregated by federal, state, and foreign taxes and by individual jurisdictions in which income taxes paid, net of refunds received, are equal to or greater than five percent of total income taxes paid. For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2024. The amendments in this ASU should be applied on a prospective basis. The adoption of ASU No. 2023-09 is not expected to have a material impact on the Company’s financial statements, including disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard requires public business entities to provide further disaggregated information of relevant expense captions within its consolidated statements of operations. The standard is effective for annual periods beginning after December 15, 2026 and interim periods within annual periods beginning after December 15, 2027. The standard may be applied prospectively or retrospectively. The adoption will result in disclosure changes only.

There are no other recent accounting pronouncements that have been issued by the FASB that are not yet effective that the Company expects would have a material impact on the Company’s financial statements, including disclosures.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2024 and 2023
(in thousands, except per share amounts)
(2)Marketable Securities

In the fourth quarter of 2024, the balance of our marketable securities held by Wells Fargo was liquidated and transferred to an interest-bearing account held by Bank of America, N.A.

Marketable securities as of December 31, 2024 and 2023 consisted of the following:

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$—	$—	$—	$—
Total marketable securities designated as available-for-sale	$—	$—	$—	$—

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market mutual funds	$58,477	$—	$—	$58,477
Total marketable securities designated as available-for-sale	$58,477	$—	$—	$58,477
Interest income from marketable securities was $1,990 and $2,785 for the years ended December 31, 2024 and 2023, respectively.

(3)Inventories

Inventories are stated at the lower of cost and net realizable value using the first-in first-out costing method. Inventories as of December 31, 2024 and 2023 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	December 31,
	2024	2023
Raw materials	$15,379	$11,352
Work in process	2,469	2,617
Finished goods	5,105	5,077
	$22,953	$19,046

In 2023, the Company recorded a $5,225 inventory write-down relating to the reduced demand for the Company’s hardware products. Please see Note 14 for additional details surrounding the future wind-down of the Company’s manufacturing activities.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2024 and 2023
(in thousands, except per share amounts)
(4)Property and Equipment

Property and equipment, net, as of December 31, 2024 and 2023 consist of the following:

	December 31,
	2024	2023
Land	$—	$2,833
Building and improvements	—	18,839
Leasehold improvements	336	445
Revenue-generating assets	61,380	60,984
Machinery and equipment	6,021	5,989
Office and computer equipment	10,561	14,213
Motor vehicles	31	31
	78,329	103,334
Less accumulated depreciation	(51,315)	(55,654)
	$27,014	$47,680

Depreciation expense for the years ended December 31, 2024 and 2023 amounted to $12,891 and $13,204, respectively.

Certain revenue-generating hardware assets are utilized by the Company in the delivery of the Company’s airtime services, media, and other content.

As of December 31, 2024 and 2023, the long-lived tangible assets related to the Company’s international subsidiaries were less than 10% of the Company’s long-lived tangible assets.

In the third quarter of 2024, the Company commenced its plan to sell the warehouse building and surface parking lot located at 75 Enterprise Center in Middletown, Rhode Island (“75 Enterprise Center”). As of September 30, 2024, 75 Enterprise Center had a carrying value of approximately $7.8 million. The Company determined that all of the criteria to classify 75 Enterprise Center as held for sale had been met as of September 30, 2024. The estimated fair value was determined based upon the anticipated sales price of these assets based on current market conditions and assumptions made by management, less selling costs. The Company recorded an impairment charge of $1.1 million during the year ended December 31, 2024, as the carrying value of 75 Enterprise Center at the time the asset for sale criteria were met exceeded the fair value less costs to sell.

Additionally, in the third quarter of 2024, the Company commenced its plan to sell the property, building, improvements, and land located at 50 Enterprise Center in Middletown, Rhode Island (“50 Enterprise Center”). As of September 30, 2024, 50 Enterprise Center had a carrying value of approximately $3.6 million. The Company determined that all of the criteria to classify 50 Enterprise Center as held for sale had been met as of September 30, 2024. The estimated fair value of 50 Enterprise Center exceeds its carrying value. In December 2024, the Company entered into an agreement to sell 50 Enterprise Center, subject to the buyer’s right to terminate the agreement during an inspection period. In January 2025, before the end of the inspection period, the Company received notice of termination from the buyer. 50 Enterprise Center remains held for sale as the Company continues to search for a suitable buyer.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2024 and 2023
(in thousands, except per share amounts)
(5)Commitments and Contingencies

The Company has certain operating leases and other commitments for satellite capacity, inventory, equipment, facilities, software and technology. The following reflects future minimum payments under operating leases and other commitments that have initial or remaining non-cancelable terms at December 31, 2024:

Years ending December 31,	Commitments (a)
2025	$26,997
2026	18,314
2027	456
2028	360
2029	124
Total minimum payments	$46,251
(a) Includes the future minimum lease payments for the Company’s operating leases as described in Note 13.

Total rent expense incurred under facility operating leases for the years ended December 31, 2024 and 2023 amounted to $627 and $730, respectively. Total expense incurred under satellite capacity and equipment operating leases and other commitments for the years ended December 31, 2024 and 2023 amounted to $34,727 and $41,946, respectively, which also includes payments for usage charges in excess of the minimum contractual requirements.

In the normal course of business, the Company enters into unconditional purchase order obligations with its suppliers for inventory and other operational purchases. Outstanding and unconditional purchase order obligations were $2,270 as of December 31, 2024, all of which the Company expects to fulfill in 2025. The Company has determined that $919 of these obligations relate to excess purchase orders and the Company has recorded a purchase obligation accrual which had been charged to costs of product sales, net as of December 31, 2023.

As of December 31, 2024, the Company had certain satellite service capacity obligations that were not considered operating or financing leases under ASC 842. The Company did not have any other off-balance sheet arrangements, guarantees, or standby repurchase obligations as of December 31, 2024.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2024 and 2023
(in thousands, except per share amounts)
(6)Stockholders’ Equity

The Company recognizes stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation-Stock Compensation. Stock-based compensation expense was $2,019 and $2,044, excluding $7 and $34 of compensation charges related to our Amended and Restated 1996 Employee Stock Purchase Plan, or the ESPP, for the years ended December 31, 2024 and 2023, respectively.

The Company is authorized to grant stock options, restricted stock awards and other stock-based awards under its Amended and Restated 2016 Equity and Incentive Plan (the 2016 Plan) with respect to up to 6,080 shares of common stock (excluding rollover shares), an increase of 1,280 shares reserved for issuance under the previous 2016 Plan as approved by our shareholders on June 8, 2022. Options have generally been granted with an exercise price equal to the fair market value of the common stock on the date of grant and have generally provided for vesting in equal annual amounts over four years beginning on the first anniversary of the date of the grant. No options are exercisable for periods of more than five years after date of grant. Under the 2016 Plan, each share issued under awards other than options and stock appreciation rights will reduce the number of shares reserved for issuance by two shares. Shares issued under options or stock appreciation rights will reduce the shares reserved for issuance on a share-for-share basis. The Company accounts for forfeitures as they occur. The 2016 Plan and earlier equity compensation plans, pursuant to which an aggregate of 15,495 shares of the Company’s common stock were reserved for issuance, were all approved by the Company’s shareholders. As of December 31, 2024, 1,453 shares were available for future grants. The Compensation Committee of the Board of Directors administers the equity compensation plans, approves the individuals to whom awards will be granted and determines the number of shares and other terms of each award. Outstanding options under the Company’s equity compensation plans at December 31, 2024 expire from August 2025 through February 2029. None of the Company’s outstanding options includes performance-based or market-based vesting conditions as of December 31, 2024.

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

The per share weighted-average fair values of stock options granted during 2024 and 2023 were $2.23 and $4.06, respectively. The weighted-average assumptions used to value options as of their grant date were as follows:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	4.36%	4.49%
Expected volatility	48.63%	43.93%
Expected life (in years)	4.32	4.30
Dividend yield	0%	0%

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2024 and 2023
(in thousands, except per share amounts)
The changes in outstanding stock options for the years ended December 31, 2024 and 2023 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	1,230	$9.57
Granted	266	$5.03
Exercised	—	$—
Expired, canceled or forfeited	(542)	$9.62
Outstanding at December 31, 2024	954	$8.27	2.56	$—
Exercisable at December 31, 2024	410	$9.33	1.53	$—
Options vested or expected to vest at December 31, 2024	954	$8.27	2.56	$—

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	1,751	$9.77
Granted	317	$9.81
Exercised	(274)	$9.07
Expired, canceled or forfeited	(564)	$10.58
Outstanding at December 31, 2023	1,230	$9.57	2.67	$—
Exercisable at December 31, 2023	510	$9.56	1.63	$—
Options vested or expected to vest at December 31, 2023	1,230	$9.57	2.67	$—

No options were exercised during 2024. The total aggregate intrinsic value of options exercised in 2023 was $542.

As of December 31, 2024, there was $1,174 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.34 years. In 2024 and 2023, the Company recorded compensation charges of $710 and $774, respectively, related to stock options. Compensation costs for options subject only to service conditions that vest ratably are recognized on a straight-line basis over the requisite service period for the entire award. During 2024 and 2023, cash received under stock option plans for exercises was $0 and $2,480, respectively.

(b)Restricted Stock

The Company granted 207 and 217 restricted stock awards to employees under the terms of the 2016 Plan for the years ended December 31, 2024 and 2023, respectively. The restricted stock awards have generally provided for vesting annually over four years from the date of grant subject to the recipient remaining an employee through the applicable vesting dates. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market closing price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of forfeitures. The weighted-average grant-date fair value of restricted stock granted during 2024 and 2023 was $4.82 and $9.49 per share, respectively.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2024 and 2023
(in thousands, except per share amounts)
As of December 31, 2024, there was $1,609 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 2.04 years. Compensation costs for awards subject only to service conditions that vest ratably are recognized on a straight-line basis over the requisite service period for the entire award. Compensation cost for awards initially subject to certain performance conditions are recognized on a ratable basis over the requisite service period for the entire award. In 2024 and 2023, the Company recorded compensation charges of $1,310 and $1,270, respectively, related to restricted stock awards.

Restricted stock activity under the 2016 Plan for 2024 and 2023 are as follows:

	Number of Shares	Weighted- average grant date fair value
Outstanding at December 31, 2023, unvested	355	$9.34
Granted	207	4.82
Vested	(181)	8.71
Forfeited	(61)	8.53
Outstanding at December 31, 2024, unvested	320	$6.92

	Number of Shares	Weighted- average grant date fair value
Outstanding at December 31, 2022, unvested	326	$9.30
Granted	217	9.49
Vested	(116)	9.21
Forfeited	(72)	9.80
Outstanding at December 31, 2023, unvested	355	$9.34

(c)Common Stock Repurchase

During 2024, no shares of common stock were repurchased. During 2023, the Company’s Board of Directors authorized the repurchase of a portion of executive common stock. The company repurchased 23 shares of common stock held by executives at the Company to satisfy minimum tax withholding obligations in lieu of cash payment.

(d)Employee Stock Purchase Plan

Under the Company’s ESPP, an aggregate of 1,650 shares of common stock have been reserved for issuance, of which 735 shares remain available as of December 31, 2024.

The ESPP covers all of the Company’s employees. Under the terms of the ESPP, eligible employees can elect to have up to six percent of their pre-tax compensation withheld to purchase shares of the Company’s common stock on a semi-annual basis at 85% of the market price on the first or last day of each purchase period, whichever is lower. During 2024 and 2023, shares issued under this plan were 27 and 17 shares, respectively. The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of these discounted purchases. The fair value of the 15% discount is recognized as compensation expense over the purchase period. The Company applies a graded vesting approach because the ESPP provides for multiple purchase periods and is, in substance, a series of linked awards. In 2024 and 2023, the Company recorded compensation charges of $7 and $34, respectively, related to the ESPP. During 2024 and 2023, cash received under the ESPP was $110 and $124, respectively.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2024 and 2023
(in thousands, except per share amounts)
(e)Stock-Based Compensation Expense

The following presents stock-based compensation expense, including expense for the ESPP, in the Company’s consolidated statements of operations for the years ended December 31, 2024 and 2023.

	2024	2023
Cost of service sales	$29	$21
Cost of product sales	23	34
Research and development	378	567
Sales, marketing and support	293	222
General and administrative	1,304	1,234
	$2,027	$2,078
(f) Accumulated Other Comprehensive Loss (AOCL)

Comprehensive loss includes net loss and unrealized gains and losses from foreign currency translation. The components of the Company’s comprehensive loss and the effect on earnings for the periods presented are detailed in the accompanying consolidated statements of comprehensive loss.

	Foreign Currency Translation	Unrealized (Loss) Income on Available for Sale Marketable Securities	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2022	$(4,098)	$(12)	$(4,110)
Other comprehensive (loss) income	(87)	12	(75)
Net other comprehensive (loss) income	(87)	12	(75)
Balance, December 31, 2023	(4,185)	—	(4,185)
Other comprehensive income	153	—	153
Net other comprehensive income	153	—	153
Balance, December 31, 2024	$(4,032)	$—	$(4,032)

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2024 and 2023
(in thousands, except per share amounts)
(7)    Income Taxes

Income tax expense for the years ended December 31, 2024 and 2023 attributable to loss from operations is presented below.

	Current	Deferred	Total
Year ended December 31, 2024
Federal	$23	$—	$23
State	7	—	7
Foreign	274	117	391
	$304	$117	$421
Year ended December 31, 2023
Federal	$(8)	$—	$(8)
State	12	—	12
Foreign	356	(42)	314
	$360	$(42)	$318

Actual income tax expense differs from the “expected” income tax expense computed by applying the United States Federal statutory income tax rate of 21% for both 2024 and 2023 to loss before income tax expense, as follows:

	Year Ended December 31,
	2024	2023
Income tax benefit at Federal statutory income tax rate	$(2,232)	$(3,172)
Increase (decrease) in income taxes resulting from:
State income tax (expense) benefit, net of federal benefit	(48)	971
State research and development, investment credits	423	291
Non-deductible meals & entertainment	31	13
Non-deductible stock compensation expense	479	644
Non-deductible compensation under 162(m)	—	49
Foreign exchange loss	110	—
Foreign tax rate differential	102	106
Federal research and development credits	—	110
Uncertain tax positions	51	55
Provision to tax return adjustments	(15)	104
Change in valuation allowance	1,344	3
Goodwill impairment	—	1,157
Non-deductible foreign transaction taxes	110	—
Other	66	(13)
Income tax expense	$421	$318

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2024 and 2023
(in thousands, except per share amounts)
Loss before income tax expense determined by tax jurisdiction, are as follows:

	Year Ended December 31,
	2024	2023
United States	$(10,392)	$(9,777)
Foreign	(235)	(5,327)
Total	$(10,627)	$(15,104)
Deferred tax assets and liabilities for the periods presented consisted of the following:

	December 31,
	2024	2023
Deferred tax assets:
Accounts receivable, due to allowance for doubtful accounts	$112	$185
Inventories	2,188	1,633
Operating loss carryforwards	5,772	5,179
Stock-based compensation expense	436	666
Property and equipment, due to difference in depreciation	74	68
Research and development tax credit carryforwards	5,852	5,852
Foreign tax credit carryforwards	2,345	2,345
State tax credit carryforwards	2,962	3,378
Capitalized research and development	5,570	5,354
Warranty reserve	130	177
Accrued expenses	333	640
Lease liability	244	215
Gross deferred tax assets	26,018	25,692
Less valuation allowance	(23,179)	(21,835)
Total deferred tax assets	2,839	3,857
Deferred tax liabilities:
Property and equipment, due to differences in depreciation	(2,430)	(3,386)
Right of use asset	(267)	(216)
Total deferred tax liabilities	(2,697)	(3,602)
Net deferred tax asset	$142	$255
Deferred income tax asset	$157	$256
Deferred income tax liability	$(15)	$(1)

As of December 31, 2024 the Company has federal and state tax loss carryforwards of approximately $25,952 and $3,574, respectively. The federal loss carryforward has no expiration date. The state losses expire through the year 2044. As of December 31, 2024, the Company had federal research and development tax credit carryforwards in the amount of $5,843 and other general business credits of $9 that expire in years 2029 through 2042. As of December 31, 2024, the Company had foreign tax credit carryforwards in the amount of $2,345 that expire in years 2026 through 2027. As of December 31, 2024, the Company had state research and development tax credit carryforwards in the amount of $3,641 that expire in years 2025 through 2031. The Company also had other state tax credit carryforwards of $109 available to reduce future state tax expense that expire in years 2024 through 2031.

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
December 31, 2024 and 2023
(in thousands, except per share amounts)
In assessing the realizability of its net deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2024, the valuation increased by $1,343. The change was primarily the result of the current year loss and an increase in the inventory valuation reserve. As part of the Company’s analysis, the Company evaluated, among other factors, its recent history of generating tax losses and its near-term forecasts of future taxable income or losses.

As of December 31, 2024, unremitted foreign earnings, which were not significant, have been retained by the Company’s foreign subsidiaries for indefinite reinvestment. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company could be subject to state tax and withholding taxes payable to various foreign countries.

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

The aggregate changes in the total gross amount of unrecognized tax benefits, excluding penalties and interest, are as follows:

	Year Ended December 31,
	2024	2023
Unrecognized tax benefits as of January 1	$1,044	$1,482
Gross decrease in unrecognized tax benefits - prior year tax positions	—	(418)
Gross decrease in unrecognized tax benefits due to currency fluctuations - prior year tax positions	(159)	—
Lapse of statute of limitations	(14)	(20)
Unrecognized tax benefits as of December 31	$871	$1,044

All unrecognized tax benefits as of December 31, 2024 and 2023, if recognized, would result in a reduction of the Company's effective tax rate.

The Company recorded interest and penalties of $80 and $74 in its consolidated statement of operations for the years ended December 31, 2024 and 2023, respectively. Total accrued interest and penalties related to tax positions taken on our tax returns and included in non-current income taxes payable was approximately $431 and $366 as of December 31, 2024 and 2023, respectively.

The timing of any resolution of income tax examinations is highly uncertain, as are the amounts and timing of any settlement payment. These events could cause fluctuations in the balance sheet classification of current and non-current assets and liabilities. The Company estimates that it is reasonably possible that the balance of unrecognized tax benefits as of December 31, 2024 may decrease approximately $15 in the next twelve months as a result of a lapse of statutes of limitation and settlements with taxing authorities.
The Company’s tax jurisdictions include the United States, the United Kingdom, Denmark, Cyprus, Norway, Brazil, Singapore, Japan, and India. In general, the statute of limitations with respect to the Company’s United States federal income taxes has expired for years prior to 2021, and the relevant state and foreign statutes vary. However, preceding years remain open to examination by United States federal and state and foreign taxing authorities to the extent of future utilization of net operating losses and research and development tax credits generated in each preceding year.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2024 and 2023
(in thousands, except per share amounts)
(8)    Intangible Assets

Intangible assets arose from the purchase of distribution rights from Kognitive Networks Inc. in October 2023 and the purchase of KVH Industries Norway AS in September 2010. The assets that are related to the distribution rights from Kognitive Networks are being amortized on a straight-line basis over the estimated useful life of 3 years. The assets related to the purchase of KVH Industries Norway AS for acquired intellectual property are fully amortized as of December 31, 2024.

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

Acquired intangible assets are subject to amortization. The following table summarizes acquired intangible assets at December 31, 2024 and 2023, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
December 31, 2024
Subscriber relationships	$51	$13	$38
Distribution rights	1,250	460	790
Intellectual property	2,284	2,284	—
	$3,585	$2,757	$828
December 31, 2023
Subscriber relationships	$11	$1	$10
Distribution rights	1,250	66	1,184
Intellectual property	2,284	2,284	—
	$3,545	$2,351	$1,194

Amortization expense related to intangible assets was $407 and $234 for years ended December 31, 2024 and 2023, respectively, and was categorized as general and administrative expense.

As of December 31, 2024, the total weighted average remaining useful lives of the definite-lived intangible assets was 2.0 years.

Estimated future amortization expense for intangible assets recorded by the Company at December 31, 2024 is as follows:

Years ending December 31,	Amortization Expense
2025	$414
2026	414
Total amortization expense	$828

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2024 and 2023
(in thousands, except per share amounts)

The changes in the carrying amount of intangible assets during the year ended December 31, 2024 is as follows:

2024
Balance at December 31, 2023	$1,194
Amortization expense	(407)
Intangible assets acquired in asset acquisition	40
Impairment	—
Foreign currency translation adjustment	1
Balance at December 31, 2024	$828

(9)    401(k) Plan

The Company has a 401(k) Plan (the Plan) for all eligible employees. Participants may defer a portion of their pre-tax or post-tax earnings subject to limits determined by the Internal Revenue Service. Participants age 50 or older may be eligible to make additional contributions. The Company matches contributions by the Plan participants up to 6%. The Company’s contributions vest over a five-year period from the date of hire. The Company matching contributions were $351 and $459 for the years ended December 31, 2024 and 2023, respectively. In addition, the Company may make additional contributions to the Plan at the discretion of the Compensation Committee of the Board of Directors. There were no discretionary contributions in 2024 and 2023.

(10)    Revenue from Contracts with Customers

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised products and services. The amount of revenue recognized reflects the consideration which the Company expects to be entitled to receive in exchange for these products and services.

Disaggregation of Revenue

The following table summarizes net sales from contracts with customers for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Service - over time	96,446	114,622
Product - point in time	17,382	17,757
Total net sales	$113,828	$132,379

For product sales, the delivery of the Company’s performance obligations is generally transferred to the customer, and associated revenue is recognized, at a point in time. For service sales, the delivery of the Company’s performance obligations is transferred to the customer, and associated revenue is recognized, over time. Revenues for these service agreements are recognized over time using an output method based upon the passage of time, as this provides a faithful depiction of the pattern of transfer of control. The Company’s performance is impacted by the levels of activity in the marine and land mobile markets, among other factors. Performance in any particular period could be impacted by the timing of sales to certain large customers.

The Company offers a comprehensive family of mobile satellite antenna services and products that provide access to the
Internet, television, and VoIP services while on the move. Service sales of airtime service accounted for approximately 79% and 81% of the Company's consolidated net sales for 2024 and 2023, respectively. The balance of service sales are comprised of distribution of commercially licensed entertainment and news, product repairs, and extended warranty sales. Product sales accounted for 15% and 13% of the Company’s consolidated net sales for 2024 and 2023, respectively.

No other single product class accounts for 10% or more of consolidated net sales.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2024 and 2023
(in thousands, except per share amounts)

The Company operates in a number of major geographic areas, including internationally. Revenues from international locations primarily include Singapore, Canada, South American countries, European Union countries and other European countries, and countries in Africa, the Middle East and Asia/Pacific, including India. Revenues are based upon customer location and revenues from international locations represented 73% and 68% of the Company’s consolidated net sales for 2024 and 2023, respectively. Sales to Singapore customers represented 21% and 19% of the Company’s consolidated net sales for 2024 and 2023, respectively. No other individual foreign country represented 10% or more of the Company’s consolidated net sales for 2024 or 2023.

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

One customer accounted for 10% or more of consolidated net sales for the year ended December 31, 2024. No single customer accounted for 10% or more of consolidated net sales for the year ended December 31, 2023. One customer accounted for approximately 19% and 23% of accounts receivable at December 31, 2024 and 2023, respectively. One customer accounted for 45% and 62% of long-term accounts receivable included in other non-current assets on the consolidated balance sheets related to sales-type leases at December 31, 2024 and 2023, respectively.

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

The following table presents financial assets and liabilities at December 31, 2024 and 2023 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy:

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2024 and 2023
(in thousands, except per share amounts)

December 31, 2024	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$—	$—	$—	$—	(a)
December 31, 2023	Total	Level 1	Level 2	Level 3	Valuation Technique
Assets
Money market mutual funds	$58,477	$58,477	$—	$—	(a)
(a)Market approach—prices and other relevant information generated by market transactions involving identical or comparable assets.
The carrying amount of certain financial instruments approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. The carrying amount of the Company’s operating and financing lease liabilities approximates fair value based on currently available quoted rates of similarly structured borrowings.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company’s non-financial assets, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if indications of impairment exist. During 2024, the Company recorded an impairment charge of $1,137 to long-lived assets. See Note 4 for additional details. During 2023, the Company recorded an impairment charge of $5,990 to goodwill and long-lived assets. The Company does not have any liabilities that are recorded at fair value on a nonrecurring basis.

(12)    Legal Matters

    In the ordinary course of business, the Company is a party to inquiries, legal proceedings and claims including, from time to time, disagreements with vendors and customers. The Company is not a party to any lawsuit or proceeding that, in management’s opinion, is likely to materially harm the Company’s business, results of operations, financial condition, or cash flows.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2024 and 2023
(in thousands, except per share amounts)
(13)     Leases

Lessee

The Company has operating leases for office facilities, equipment, and satellite service capacity and related equipment. Lease expense was $1,297 and $1,702 for the years ended December 31, 2024 and 2023, respectively. Short-term operating lease costs were $95 and $130 for the years ended December 31, 2024 and 2023, respectively. Maturities of lease liabilities as of December 31, 2024 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows:

Years ending December 31,
2025	$709
2026	267
2027	194
2028 and thereafter	149
Total undiscounted lease payments	$1,319

Less amount representing interest	$(90)
Present value of operating lease liabilities	$1,229
Less current installments of obligation under current-operating lease liabilities	$660
Obligations under long-term operating lease liabilities, excluding current installments	$569

Weighted-average remaining lease term - operating leases (years)	2.35
Weighted-average discount rate - operating leases	5.50%

Lessor

The Company enters into leases with certain customers primarily for the TracPhone and TracNet VSAT systems. These leases are classified as sales-type leases because title to the equipment transfers to the customer at the end of the lease term. The Company records the leases at a price typically equivalent to normal selling price and in excess of the cost or carrying amount. Upon delivery, the Company records the net present value of all payments under these leases as product revenue, and the related costs of the product are charged to cost of sales. Interest income is recognized throughout the lease term (typically three to five years) using an implicit interest rate. The sales-type leases do not have unguaranteed residual assets.

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

The current portion of the net investment in these leases was $3,021 as of December 31, 2024 and the non-current portion of the net investment in these leases was $3,145 as of December 31, 2024. The current portion of the net investment in the leases is included in accounts receivable, net of allowance for doubtful accounts on the accompanying consolidated balance sheets and the non-current portion of the net investment in these leases is included in other non-current assets on the accompanying consolidated balance sheets. Interest income from sales-type leases was $463 and $644 during the years ended December 31, 2024 and 2023, respectively.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2024 and 2023
(in thousands, except per share amounts)
The future undiscounted cash flows from these leases as of December 31, 2024 are:

2025	$3,344
2026	1,893
2027	1,050
2028	368
2029	80
Total undiscounted cash flows	$6,735

Present value of lease payments	$6,166
Difference between undiscounted cash flows and discounted cash flows	$569

In 2021, the Company began entering into three-year leases for its TracPhone VSAT systems, in which ownership of the hardware does not transfer to the lessee by the end of the lease term. As a result, and in light of other factors indicated in ASC 842, these leases are classified as operating leases.

As of December 31, 2024, the gross costs and accumulated depreciation associated with these operating leases are included in revenue generating assets and amounted to $1,773 and $1,263, respectively. They are depreciated on a straight-line basis over a five-year estimated useful life. Depreciation expense for these assets was $371 and $376 for the years ended December 31, 2024 and 2023, respectively.

Lease revenue recognized was $341 and $553 for the years ended December 31, 2024 and 2023, respectively, in service sales in the statements of operations.

As of December 31, 2024, minimum future lease payments to be received on the operating leases are as follows:

2025	25
Total	$25

(14)    Restructuring

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

The Company expects that it will continue its product manufacturing activities for a period of time in order to generate a targeted amount of inventory of maritime satellite connectivity and satellite television terminals to meet anticipated demand and that it will cease substantially all manufacturing activity at the Middletown, Rhode Island facility by the end of 2025. The Company expects to continue to facilitate customer transition to third-party hardware products compatible with the Company’s mobile satellite communications services. The Company also plans to continue to conduct maintenance, refurbishment service, warehousing, shipping and receiving activities at the Middletown, Rhode Island location.

As part of this restructuring, the Company reduced its headcount by approximately 75 employees, or approximately 20% of its total workforce as of the time the Company announced the restructuring. In 2024, the Company incurred aggregate severance charges of approximately $3.9 million, consisting of approximately $3.6 million of cash charges and approximately $0.3 million of non-cash charges arising from pre-existing contractual obligations to accelerate vesting of certain outstanding

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2024 and 2023
(in thousands, except per share amounts)
equity compensation awards. For the aggregate severance charges of approximately $3.9 million, the Company recorded in its consolidated statement of operations $0.9 million in cost of product sales, $1.4 million in research and development, $0.7 million in sales, marketing and support, and $0.8 million in general and administrative.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2024 and 2023
(in thousands, except per share amounts)
(15) Segment Information

The Company manages its operations as a single operating segment for the purpose of assessing performance and making operating decisions, resulting in a single reportable segment. The Company has determined that its CODM is its Chief Executive Officer. The CODM reviews the Company’s financial information on a consolidated basis for the purpose of allocating resources and assessing financial performance.

The key measure of segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s consolidated net income (loss). This is reviewed against budgeted expectations to assess segment performance and allocate resources. The Company’s segment net income for 2024 and 2023 consisted of the following:

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2024 and 2023
(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023
Sales:
Service	$96,446	$114,622
Product	17,382	17,757
Net Sales	113,828	132,379

Cost of service sales
VSAT airtime	52,980	63,274
LEO airtime	4,883	75
Other (1)	2,139	2,013
	60,002	65,362
Cost of product sales
VSAT	2,565	3,441
LEO	6,120	1,668
TracVision & land mobile	3,301	4,948
Other (2)	6,621	19,092
	18,607	29,149
Research and development
Personnel costs	7,109	7,319
Professional fees	191	310
Other (3)	1,139	1,770
	8,439	9,399
Sales, marketing and support
Personnel costs	14,400	13,541
Professional fees	852	741
Other (4)	5,761	6,643
	21,013	20,925
General and administrative
Personnel costs	9,448	9,246
Professional fees	2,475	3,494
Other (5)	4,590	6,159
	16,513	18,899

Goodwill impairment charge	—	5,333
Long-lived asset impairment charge	1,137	657

Other segment items (6)	(835)	(1,923)

Net loss	$(11,048)	$(15,422)

(1)Includes costs related to Inmarsat, service activations, content service, CommBox Edge and other miscellaneous
(2)Includes costs related to obsolete inventory write-off, excess purchase order obligations and other miscellaneous
(3)Includes facilities and other less significant expenses

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2024 and 2023
(in thousands, except per share amounts)
(4)Includes marketing expenses, external commissions, travel and entertainment, facilities expense, warranty expense and other less significant expenses
(5)Includes the discontinuation of a construction-in-progress project, TSA reimbursements, financing fees, facilities expense, computer expenses, depreciation and amortization and other less significant expenses
(6)Other segment items includes interest income (expense), net; other expense, net; and income tax expense line items on the face of the income statement

Regarding the Company's long-lived assets of $28,375, $4,516 of these assets are located inside of the United States, while the remaining $23,859 are located outside of the United States. Regarding the assets located outside of the United States, $7,643 are located in Singapore. The geographic location of the Company's AgilePlans revenue-generating assets has been determined based upon the customer shipping address.