Form 10-Q
period 2025-03-31
KVH INDUSTRIES INC \DE\
filed 2025-05-07
CIK 1007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 0-28082

KVH Industries, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	05-0420589
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
75 Enterprise Center, Middletown, RI 02842
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
May 5, 2025	Common Stock, par value $0.01 per share	19,599,461

KVH INDUSTRIES, INC. AND SUBSIDIARIES
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements
KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$48,600	$50,572
Accounts receivable, net of allowance for credit losses of $1,018 and $1,006 as of March 31, 2025 and December 31, 2024, respectively	23,197	21,624
Inventories	21,982	22,953
Prepaid expenses and other current assets	16,390	16,016
Current assets held for sale	11,410	11,410
Total current assets	121,579	122,575
Property and equipment, net	24,818	27,014
Intangible assets, net	733	828
Right of use assets	1,130	1,361
Other non-current assets	3,037	3,146
Deferred income tax asset	137	157
Total assets	$151,434	$155,081
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,355	$4,316
Accrued airtime	560	745
Accrued compensation and employee-related expenses	2,828	4,728
Accrued loss on future firm purchase commitments	483	919
Accrued other	2,066	2,134
Accrued product warranty costs	707	607
Deferred revenue	1,806	1,039
Current operating lease liability	507	660
Liability for uncertain tax positions	745	724
Total current liabilities	13,057	15,872
Long-term operating lease liability	525	569
Deferred income tax liability	41	15
Total liabilities	$13,623	$16,456
Commitments and contingencies (Notes 2, 11, and 16)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 21,220,157 and 21,240,525 shares issued at March 31, 2025 and December 31, 2024, respectively; and 19,733,230 and 19,784,416 shares outstanding at March 31, 2025 and December 31, 2024, respectively	212	212
Additional paid-in capital	167,624	167,287
Accumulated deficit	(14,462)	(12,752)
Accumulated other comprehensive loss	(3,310)	(4,032)
	150,064	150,715
Less: treasury stock at cost, common stock, 1,486,927 and 1,456,109 shares as of March 31, 2025 and December 31, 2024, respectively.	(12,253)	(12,090)
Total stockholders’ equity	137,811	138,625
Total liabilities and stockholders’ equity	$151,434	$155,081
See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share amounts, unaudited)

	Three Months Ended
	March 31,
	2025	2024
Sales:
Service	$21,642	$25,038
Product	3,772	4,229
Net sales	25,414	29,267
Costs and expenses:
Costs of service sales	14,235	14,044
Costs of product sales	3,740	5,308
Research and development	1,187	3,038
Sales, marketing and support	4,960	5,384
General and administrative	3,535	5,291
Total costs and expenses	27,657	33,065
Loss from operations	(2,243)	(3,798)
Interest income	567	911
Other expense, net	(9)	(198)
Loss before income tax expense	(1,685)	(3,085)
Income tax expense	25	78
Net loss	$(1,710)	$(3,163)

Net loss per common share
Basic	$(0.09)	$(0.16)
Diluted	$(0.09)	$(0.16)

Weighted average number of common shares outstanding:
Basic	19,492	19,286
Diluted	19,492	19,286

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net loss	$(1,710)	$(3,163)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	722	229
Other comprehensive income, net of tax(1)	722	229
Total comprehensive loss	$(988)	$(2,934)
(1) Tax impact was nominal for all periods.

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	21,241	$212	$167,287	$(12,752)	$(4,032)	(1,456)	$(12,090)	$138,625
Net loss	—	—	—	(1,710)	—	—	—	(1,710)
Other comprehensive income	—	—	—	—	722	—	—	722
Stock-based compensation	—	—	337	—	—	—	—	337
Acquisition of treasury stock	—	—	—	—	—	(31)	(163)	(163)
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	(21)	—	—	—	—	—	—	—
Balance at March 31, 2025	21,220	$212	$167,624	$(14,462)	$(3,310)	(1,487)	$(12,253)	$137,811

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	21,067	$211	$165,140	$(1,704)	$(4,185)	(1,456)	$(12,090)	$147,372
Net loss	—	—	—	(3,163)	—	—	—	(3,163)
Other comprehensive income	—	—	—	—	229	—	—	229
Stock-based compensation	—	—	522	—	—	—	—	522
Issuance of common stock under employee stock purchase plan	24	—	95	—	—	—	—	95
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	114	1	11	—	—	—	—	12
Balance at March 31, 2024	21,205	$212	$165,768	$(4,867)	$(3,956)	(1,456)	$(12,090)	$145,067
See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,710)	$(3,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	97	54
Depreciation and amortization	2,888	3,247
Deferred income taxes	46	36
(Gain) loss on disposals of fixed assets	(27)	683
Compensation expense related to stock-based awards and employee stock purchase plan	337	522
Unrealized currency translation loss	726	241
Changes in operating assets and liabilities:
Accounts receivable	(1,650)	(355)
Inventories	971	(44)
Prepaid expenses and other current assets	(351)	100
Other non-current assets	144	328
Accounts payable	(964)	2,184
Deferred revenue	734	400
Accrued compensation, product warranty and other	(2,518)	(5,025)
Net cash used in operating activities	$(1,277)	$(792)
Cash flows from investing activities:
Capital expenditures	(1,149)	(2,399)
Cash paid for acquisition of intangible asset	(43)	(10)
Proceeds from sale of fixed assets	635	—
Purchases of marketable securities	—	(720)
Maturities and sales of marketable securities	—	4,000
Net cash (used in) provided by investing activities	$(557)	$871
Cash flows from financing activities:
Proceeds from stock options exercised and employee stock purchase plan	1	96
Purchase of treasury stock	(163)	—
Net cash (used in) provided by financing activities	$(162)	$96
Effect of exchange rate changes on cash and cash equivalents	24	(28)
Net (decrease) increase in cash and cash equivalents	(1,972)	147
Cash and cash equivalents at beginning of period	50,572	11,294
Cash and cash equivalents at end of period	$48,600	$11,441
Supplemental disclosure of non-cash investing and financing activities:
Amounts in accrued other and accounts payable related to property and equipment additions	$186	$5
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

KVH’s service sales primarily represent revenue earned from satellite Internet airtime services. KVH provides, for monthly fixed and per-usage fees, satellite connectivity encompassing broadband Internet and Voice over Internet Protocol (VoIP) services, to its TracNet® H-series and TracPhone® V-HTS series customers via KVH’s global high-throughput satellite (HTS) network. Revenue from our cellular airtime service supplements KVH’s satellite-only airtime revenue following the July 2022 launch of the KVH ONE® hybrid network and TracNet H-series terminals. This service and product combination integrates global satellite service with KVH-provided cellular service in more than 150 countries, along with shore-based Wi-Fi access. In March 2023, KVH began selling terminals for the Starlink Low Earth Orbit (LEO) service and in September 2023 became a Starlink authorized hardware and airtime reseller. The May 2023 introduction of the KVH ONE OpenNet Program expanded access to KVH’s global HTS network and airtime services to non-KVH terminals for the first time. KVH further expanded its LEO service and hardware portfolio in January 2025 with the launch of OneWeb service for maritime applications.

AgilePlans, KVH’s connectivity as a service offering, is a monthly subscription model that provides global connectivity to commercial maritime customers. The subscription can include KVH VSAT terminals and data service, Starlink and OneWeb terminals and data service, KVH’s CommBox™ Edge Communications Gateway and associated service licensing, VoIP, daily news, subsidized shipping and installation, and global support for a monthly fee with no minimum contract commitment. KVH offers AgilePlans subscribers a variety of airtime data plans with varying data speeds and fixed data usage levels with per megabyte overage charges. These airtime plans are similar to those that the Company offers to customers who elect to purchase or lease a TracNet H-series, TracPhone V-HTS series, Starlink, or OneWeb terminal.

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

KVH’s satellite-only and hybrid products enable marine customers to receive data, VoIP, and value-added services via satellite, cellular, and shore-based Wi-Fi networks onboard commercial, leisure, and military/government vessels. In addition, the Company’s in-motion television terminals permit customers to receive live digital television via regional satellite services in marine vessels, recreational vehicles, buses and automobiles. KVH sells its products through an extensive international network of dealers and distributors. KVH also sells and leases products to service providers and end users.

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

In February 2024, the Company announced a staged wind-down of its product manufacturing operations at its Middletown, Rhode Island location. The Company expects that it will continue its product manufacturing activities in order to generate a targeted amount of inventory of maritime satellite connectivity and satellite television terminals to meet anticipated demand and that it will cease substantially all manufacturing activity by the end of 2025. The Company expects to continue to facilitate customer transition to third-party hardware products compatible with its mobile satellite communications services. Please see Note 17 for additional details surrounding the wind-down of the Company's manufacturing activities.

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

The consolidated interim financial statements have not been audited by the Company’s independent registered public accounting firm and include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These consolidated interim financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2024 filed on March 10, 2025 with the Securities and Exchange Commission. The results for the three months ended March 31, 2025 are not necessarily indicative of operating results for the remainder of the year.

Significant Estimates and Assumptions and Other Significant Non-Recurring Transactions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. The estimates and assumptions used by management affect the Company’s revenue recognition, valuation of accounts receivable, valuation of inventory, valuation of prepaid assets, expected future cash flows (including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets), estimated fair values of long-lived assets (including amortization methods and amortization periods), certain accrued expenses and other related charges, stock-based compensation, contingent liabilities, forfeitures and key valuation assumptions for its share-based awards, estimated fulfillment costs for warranty obligations, tax reserves and recoverability of the Company’s net deferred tax assets and related valuation allowance, and the valuation of right-of-use assets and lease liabilities.

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

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries located in Denmark, Singapore, Brazil and Cyprus are maintained using the United States dollar as the functional currency. Exchange rates in effect on the date of the transaction are used to record monetary assets and liabilities. Revenue and other expense elements are recorded at rates that approximate the rates in effect on the transaction dates. Foreign currency exchange gains and losses are recognized within “other expense, net” in the accompanying consolidated statements of operations. The Company recorded net foreign currency exchange losses, which are comprised of both realized and unrealized foreign currency exchange gains and losses, in its accompanying consolidated statements of operations of $(31) and $(21) for the three months ended March 31, 2025 and 2024, respectively.

The financial statements of the Company’s foreign subsidiaries located in the United Kingdom, Norway, India and Japan use the foreign subsidiaries’ respective local currencies as the functional currency. The Company translates the assets and liabilities of these foreign subsidiaries at the exchange rates in effect at the end of each reporting period. Net sales, costs and expenses are translated using average exchange rates in effect during the period. Gains and losses from foreign currency translation are credited or charged to accumulated other comprehensive loss included in stockholders' equity in the accompanying consolidated balance sheets.

(3)     Recently Issued Accounting Standards and Accounting Standards Not yet Adopted

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU apply to all entities that are subject to Topic 740, Income Taxes. The amendments require public business entities to disclose specific categories in their tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. These amendments also require all entities to disclose income taxes paid, net of refunds received, disaggregated by federal, state, and foreign taxes and by individual jurisdictions in which income taxes paid, net of refunds received, are equal to or greater than five percent of total income taxes paid. For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2024. The amendments in this ASU should be applied on a prospective basis. The adoption of ASU No. 2023-09 is not expected to have a material impact on the Company’s financial statements, including disclosures.

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

There are no other recent accounting pronouncements that have been issued by the FASB that are not yet effective and that the Company expects would have a material impact on the Company’s financial statements, including disclosures.

(4)    Marketable Securities

In the fourth quarter of 2024, the balance of our marketable securities held by Wells Fargo was liquidated and transferred to an interest-bearing account held by Bank of America, N.A. Interest income from marketable securities was $0 and $720 during the three months ended March 31, 2025 and 2024, respectively.

We held no marketable securities as of March 31, 2025 and December 31, 2024.

(5)     Stockholder's Equity

(a) Stock Equity and Incentive Plan
The Company recognizes stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation-Stock Compensation. Stock-based compensation expense was $335 and $517, excluding $2 and $5 of compensation shares related to the employee stock purchase plan (ESPP), for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there was $2,005 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 3.20 years. As of March 31, 2025, there was $1,227 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 1.83 years.

Stock Options

During the three months ended March 31, 2025, the Company issued less than 1 shares of common stock upon the exercise of stock options. Additionally, during the three months ended March 31, 2025, 525 stock options were granted and 63 stock options expired, were canceled or were forfeited. During the three months ended March 31, 2024, no shares of common stock were issued upon the exercise of stock options. Additionally, during the three months ended March 31, 2024, 266 stock options were granted and 14 stock options expired, were canceled or were forfeited. The Company has historically estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions utilized to determine the fair value of options granted during the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	3.95%	4.36%
Expected volatility	40.73%	48.63%
Expected life (in years)	3.77	4.32
Dividend yield	0%	0%

As of March 31, 2025, there were 1,415 options outstanding with a weighted average exercise price of $7.33 per share and 531 options exercisable with a weighted average exercise price of $9.02 per share. As of March 31, 2024, there were 1,482 options outstanding with a weighted average exercise price of $8.75 per share and 641 options exercisable with a weighted average exercise price of $9.86 per share.

Restricted Stock

During the three months ended March 31, 2025, no shares of restricted stock were granted and 21 shares of restricted stock were forfeited. Additionally, during the three months ended March 31, 2025, 83 shares of restricted stock vested. During the three months ended March 31, 2024, 122 shares of restricted stock were granted with a weighted average grant date fair value of $5.03 per share and 8 shares of restricted stock were forfeited. Additionally, during the three months ended March 31, 2024, 66 shares of restricted stock vested.

As of March 31, 2025 and 2024, the Company had no unvested outstanding options and no outstanding shares of restricted stock that were subject to performance-based or market-based vesting conditions.

(b) Employee Stock Purchase Plan

The Company's ESPP affords eligible employees the right to purchase common stock, via payroll deductions, through various offering periods at a purchase price equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the three months ended March 31, 2025 and 2024, 0 and 24 shares were issued under the ESPP plan, respectively. The Company recorded compensation charges related to the ESPP of $2 and $5 for the three months ended March 31, 2025 and 2024, respectively.

(c) Stock-Based Compensation Expense
The following table presents stock-based compensation expense, including expense for the ESPP, in the Company's consolidated statements of operations for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,
	2025	2024
Cost of service sales	$7	$7
Cost of product sales	5	9
Research and development	(49)	89
Sales, marketing and support	77	71
General and administrative	297	346
	$337	$522

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

The balances for the three months ended March 31, 2025 and 2024 are as follows:

	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2024	$(4,032)	$(4,032)
Other comprehensive income	722	722
Net other comprehensive income	722	722
Balance, March 31, 2025	$(3,310)	$(3,310)

	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2023	$(4,185)	$(4,185)
Other comprehensive income	229	229
Net other comprehensive income	229	229
Balance, March 31, 2024	$(3,956)	$(3,956)

(6)     Net Loss per Common Share

    Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. For the three months ended March 31, 2025 and 2024 since there was a net loss, the company excluded 1,141 and 1,584 shares, respectively, in outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these convertible securities would have reduced the net loss per share.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three Months Ended
	March 31,
	2025	2024
Weighted average common shares outstanding—basic	19,492	19,286
Dilutive common shares issuable in connection with stock plans	—	—
Weighted average common shares outstanding—diluted	19,492	19,286

(7)     Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in first-out costing method. Inventories as of March 31, 2025 and December 31, 2024 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	March 31, 2025	December 31, 2024
Raw materials	$14,954	$15,379
Work in process	2,066	2,469
Finished goods	4,962	5,105
	$21,982	$22,953

(8)     Prepaid Expenses and Other Current Assets

	March 31, 2025	December 31, 2024
Prepaid Starlink pooled data	$11,897	$14,137
Other prepaid expenses and other current assets	4,493	1,879
	$16,390	$16,016

During the second quarter of 2024, KVH expanded its relationship with Starlink through a bulk data distribution agreement. Under the agreement, KVH prepaid for access to a large block of Starlink Global Priority data at favorable rates. The new agreement offers KVH increased flexibility in the development and sales of custom, cost-effective airtime plans using Starlink’s Global Priority service. KVH began drawing from this prepaid pooled data in the third quarter of 2024.

(9)     Property and Equipment

Property and equipment, net, as of March 31, 2025 and December 31, 2024 consist of the following:

	March 31, 2025	December 31, 2024
Leasehold improvements	338	336
Machinery and equipment	6,021	6,021
Revenue-generating assets	60,370	61,380
Office and computer equipment	10,950	10,561
Motor vehicles	31	31
	77,710	78,329
Less accumulated depreciation	(52,892)	(51,315)
	$24,818	$27,014

Depreciation expense was $2,784 and $3,147 for the three months ended March 31, 2025 and 2024, respectively.

Certain revenue-generating hardware assets are utilized by the Company in the delivery of the Company's airtime services, media and other content.

As of March 31, 2025 and December 31, 2024, the long-lived tangible assets related to the Company’s international subsidiaries were less than 10% of the Company’s long-lived tangible assets.

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

Additionally, in the third quarter of 2024, the Company commenced its plan to sell the property, building, improvements, and land located at 50 Enterprise Center in Middletown, Rhode Island (“50 Enterprise Center”). As of September 30, 2024, 50 Enterprise Center had a carrying value of approximately $3.6 million. The Company determined that all of the criteria to classify 50 Enterprise Center as held for sale had been met as of September 30, 2024. The estimated fair value of 50 Enterprise Center exceeds its carrying value. In December 2024, the Company entered into an agreement to sell 50 Enterprise Center, subject to the buyer's right to terminate the agreement during an inspection period. In January 2025, before the end of the inspection period, the Company received notice of termination from the buyer. In March 2025, the Company entered into an agreement with another buyer to sell 50 Enterprise Center for $5.3 million. Consummation of the transaction is subject to customary closing conditions. Under the purchase agreement, the buyer has a 60-day inspection period and may terminate the agreement at any time before the end of the inspection period.

(10)     Product Warranty

The Company’s products carry standard limited warranties that range from one to two years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company also offers extended warranties on its products for up to five years, The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying consolidated statements of operations. As of March 31, 2025 and December 31, 2024, the Company had accrued product warranty costs of $707 and $607, respectively.

The following table summarizes product warranty activity during 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
Beginning balance	$607	$828
Charges to expense	232	264
Costs incurred	(132)	(366)
Ending balance	$707	$726

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

No financial assets or liabilities were measured at fair value based upon the ASC 820 fair value hierarchy as of March 31, 2025 or December 31, 2024.
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

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company's non-financial assets, such as intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if indications of impairment exist. There was no impairment of the Company's non-financial assets noted during the three months ended March 31, 2025 or 2024. The Company does not have any liabilities that are recorded at fair value on a non-recurring basis.

(13)     Intangible Assets

Intangible assets with finite lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of intangible assets with finite lives and other long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to future undiscounted cash flows expected to be generated by the asset or asset group. Asset groups are determined at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If these comparisons indicate that an asset is not recoverable, the Company will recognize an impairment loss for the amount by which the carrying value of the asset or asset group exceeds its related estimated fair value. The Company has determined that the assets within each of the Company's reporting units (Mobile Broadband (MBB) and KVH Media Group (Media)) are highly interrelated and interdependent on each other to generate revenues, and thus independent cash flows are not identifiable at a level lower than that of these reporting units. Accordingly, the Company's asset groups were determined to be its reporting units (MBB and Media).

The changes in the carrying amount of intangible assets during the three months ended March 31, 2025 are as follows:

Amounts
Balance at December 31, 2024	$828
Amortization expense	(104)
Intangible assets acquired in asset acquisition	9
Balance at March 31, 2025	$733

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

Acquired intangible assets are subject to amortization. The following table summarizes acquired intangible assets at March 31, 2025 and December 31, 2024, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 31, 2025
Subscriber relationships	$60	$18	$42
Distribution rights	1,250	559	691
Intellectual property	2,284	2,284	—
	$3,594	$2,861	$733
December 31, 2024
Subscriber relationships	$51	$13	$38
Distribution rights	1,250	460	790
Intellectual property	2,284	2,284	—
	$3,585	$2,757	$828

Amortization expense related to intangible assets was $104 and $100 for the three months ended March 31, 2025 and 2024, respectively. Amortization expense was categorized as general and administrative expense.

As of March 31, 2025, the total weighted average remaining useful lives of the definite-lived intangible assets was 1.8 years.

Estimated future amortization expense for intangible assets recorded by the Company at March 31, 2025 is as follows:

Years ending December 31,	Amortization Expense
2025	$314
2026	419
Total amortization expense	$733

(14)     Revenue from Contracts with Customers

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised products and services. The amount of revenue recognized reflects the consideration which the Company expects to be entitled to receive in exchange for these products and services.

Disaggregation of Revenue

The following table summarizes net sales from contracts with customers for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
Service - over time	$21,642	$25,038
Product - point in time	3,772	4,229
Total net sales	$25,414	$29,267

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

The Company offers a comprehensive family of mobile satellite antenna services and products that provide access to the Internet, television, and VoIP services while on the move. Service sales of airtime service accounted for approximately 79% and 81% of the Company's consolidated net sales for the three months ended March 31, 2025 and 2024, respectively. The balance of service sales are comprised of distribution of commercially licensed entertainment and news, product repairs, and extended warranty sales. Product sales accounted for 15% and 14% of the Company's consolidated net sales for the three months ended March 31, 2025 and 2024, respectively.

No other single product class accounts for 10% or more of the Company's consolidated net sales.

The Company operates in a number of major geographic areas, including internationally. Revenues from international locations primarily include Singapore, Canada, South American countries, European Union countries and other European countries, and countries in Africa, the Middle East and Asia/Pacific, including India. Revenues are based upon customer location, and revenues from international locations represented 80% and 72% of consolidated net sales for the three months ended March 31, 2025 and 2024, respectively. Sales to Singapore customers represented 23% and 22% of the Company's consolidated net sales for the three months ended March 31, 2025 and 2024, respectively. No other individual foreign country represented 10% or more of the Company's consolidated net sales for the three months ended March 31, 2025 or 2024.

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

One customer accounted for 13% and 11% of consolidated net sales for the three months ended March 31, 2025 and 2024, respectively. No other customers accounted for 10% or more of consolidated net sales for the three months ended March 31, 2025 and 2024. One customer accounted for approximately 21% and 19% of accounts receivable at March 31, 2025 and December 31, 2024, respectively. One customer accounted for 39% and 45% of long-term accounts receivable included in other non-current assets on the consolidated balance sheets related to sales-type leases at March 31, 2025 and December 31, 2024, respectively.

Certain components from third parties used in the Company’s products are procured from single sources of supply. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the Company’s delivery of products and thereby materially adversely affect the Company’s revenues and operating results.

(15)     Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2025 was (1.5)%, compared with (2.5)%, for the corresponding period in the prior year. The effective income tax rate is based on estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable periods, including retroactive changes in tax legislation, settlements of tax audits or assessments, and the resolution or identification of tax position uncertainties.

For the three months ended March 31, 2025 and 2024, the effective tax rates differed from the statutory tax rate primarily due to the Company maintaining a valuation allowance reserve on its U.S. deferred tax assets, discrete tax adjustments and the composition of income from foreign jurisdictions taxed at lower rates.

As of March 31, 2025 and December 31, 2024, the Company had reserves for uncertain tax positions of $745 and $724, respectively. There were no material changes during the three months ended March 31, 2025 to the Company’s reserve for uncertain tax positions. The Company estimates that it is reasonably possible that the balance of unrecognized tax benefits as of March 31, 2025 may decrease $15 in the next twelve months as a result of a lapse of statutes of limitations and settlements with taxing authorities.

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

(16)     Leases

Lessee

The Company has operating leases for office facilities, equipment, and satellite service capacity and related equipment. Lease expense was $271 and $353 for the three months ended March 31, 2025 and 2024, respectively. Short-term operating lease costs were $22 and $19 for the three months ended March 31, 2025 and 2024, respectively. Maturities of lease liabilities as of March 31, 2025 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows:

Remainder of 2025	$460
2026	292
2027	204
2028 and thereafter	154
Total minimum lease payments	$1,110

Less amount representing interest	$(78)
Present value of net minimum operating lease payments	$1,032
Less current installments of obligation under current-operating lease liabilities	$507
Obligations under long-term operating lease liabilities, excluding current installments	$525

Weighted-average remaining lease term - operating leases (years)	2.43
Weighted-average discount rate - operating leases	5.50%

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

The current portion of the net investment in these leases was $3,067 as of March 31, 2025 and the non-current portion of the net investment in these leases was $3,036 as of March 31, 2025. The current portion of the net investment in the leases is included in accounts receivable, net of allowance for doubtful accounts on the accompanying consolidated balance sheets, and the non-current portion of the net investment in these leases is included in other non-current assets on the accompanying consolidated balance sheets. Interest income from sales-type leases was $102 and $129 during the three months ended March 31, 2025 and 2024, respectively.

The future undiscounted cash flows from these leases as of March 31, 2025 are:

Remainder of 2025	$2,776
2026	2,102
2027	1,243
2028	414
2029	94
2030	2
Total undiscounted cash flows	$6,631

Present value of lease payments	$6,103
Difference between undiscounted cash flows and discounted cash flows	$528

In 2021, the Company began entering into three-year leases for its TracPhone VSAT systems, in which ownership of the hardware does not transfer to the lessee by the end of the lease term. As a result, and in light of other factors indicated in ASC 842, these leases are classified as operating leases.

As of March 31, 2025, the gross costs and accumulated depreciation associated with these operating leases are included in revenue generating assets and amounted to $1,767 and $1,352, respectively. They are depreciated on a straight-line basis over a five-year estimated useful life. Depreciation expense for these operating leases was $89 for the three months ended March 31, 2025.

Lease revenue recognized was $19 for the three months ended March 31, 2025, respectively, in service sales in the consolidated statements of operations.

As of March 31, 2025, minimum future lease payments to be recognized on the operating leases are as follows:

Remainder of 2025	$6
Total	$6

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

The Company expects that it will continue its product manufacturing activities for a period of time in order to generate a targeted amount of inventory of maritime satellite connectivity and satellite television terminals to meet anticipated demand and that it will cease substantially all manufacturing activity at the Middletown, Rhode Island facility by the end of 2025. The Company expects to continue to facilitate customer transition to third-party hardware products compatible with the Company’s mobile satellite communications services. The Company also plans to continue to conduct maintenance, refurbishment service, warehousing, shipping and receiving activities at the Middletown, Rhode Island location until the Company's anticipated relocation by early next year.

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

(18)     Segment Information

The Company manages its operations as a single operating segment for the purpose of assessing performance and making operating decisions, resulting in a single reportable segment. The Company has determined that its Chief Operating Decision Maker (CODM) is its Chief Executive Officer. The CODM reviews the Company’s financial information on a consolidated basis for the purpose of allocating resources and assessing financial performance.

The key measure of segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s consolidated net income (loss). This is reviewed against budgeted expectations to assess segment performance and allocate resources. The Company’s segment net income for the three months ended March 31, 2025 and 2024 consisted of the following:

	Three Months Ended
	March 31,
	2025	2024
Sales:
Service	$21,642	$25,038
Product	3,772	4,229
Net Sales	25,414	29,267

Cost of service sales
VSAT airtime	11,196	13,207
LEO airtime	2,545	507
Other (1)	494	330
	14,235	14,044
Cost of product sales
VSAT	595	620
LEO	1,455	1,272
TracVision & land mobile	620	1,067
Other (2)	1,070	2,349
	3,740	5,308
Research and development
Personnel costs	951	2,606
Professional fees	38	88
Other (3)	198	344
	1,187	3,038
Sales, marketing and support
Personnel costs	3,231	3,583
Professional fees	220	167
Other (4)	1,509	1,634
	4,960	5,384
General and administrative
Personnel costs	1,878	3,460
Professional fees	636	590
Other (5)	1,021	1,241
	3,535	5,291

Other segment items (6)	(533)	(635)

Net loss	$(1,710)	$(3,163)

(1)Includes costs related to Inmarsat, service activations, content service, CommBox Edge and other miscellaneous
(2)Includes costs related to CommBox Edge, TracNet Coastal, obsolete inventory write-off and other miscellaneous
(3)Includes facilities and other less significant expenses
(4)Includes marketing expenses, external commissions, travel and entertainment, facilities expense, warranty expense and other less significant expenses
(5)Includes the financing fees, facilities expense, computer expenses, depreciation and amortization and other less significant expenses
(6)Other segment items includes interest income; other expense, net; and income tax expense line items on the face of the income statement

Regarding the Company's long-lived assets of $25,948, $4,719 of these assets are located inside of the United States, while the remaining $21,229 are located outside of the United States. Regarding the assets located outside of the United States, $7,128 are located in Singapore. The geographic location of the Company's AgilePlans revenue-generating assets has been determined based upon the customer shipping address.

(19)     Share Buyback Program

On December 9, 2024, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company may purchase outstanding shares of the Company’s common stock for an aggregate purchase price of up to $10 million.

Under the program, the Company, at management’s discretion, may repurchase shares from time to time through various means, including on the open market, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The Company may elect to make purchases under Rule 10b-18 under the Securities Exchange Act of 1934, as amended, which imposes certain volume limitations, and/or under Rule 10b5-1 under that act, which would permit repurchases to occur during periods when the Company might otherwise be precluded from making purchases under insider trading laws or Company policy. The volume and timing of any such repurchases will depend on a variety of factors, including the availability of shares, price, market conditions, alternative uses of capital, liquidity, general business conditions, satisfaction of debt covenants, and applicable regulatory requirements. The program does not obligate the Company to repurchase any minimum number or dollar amount of shares, and the program may be modified, suspended or terminated at any time without prior notice.

During the three months ended March 31, 2025, the Company repurchased 31 shares of common stock in open market transactions at a cost of approximately $163. Except as noted above, there were no other repurchase programs outstanding.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction

The statements included in this quarterly report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding our future financial results, operating results, business strategies, projected costs, products and services, competitive positions and plans, customer preferences, consumer trends, anticipated product development, and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Risk Factors” in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2024. These and many other factors could affect our future financial and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by us or on our behalf. For example, our expectations regarding certain items as a percentage of sales assume that we will achieve our anticipated sales goals. The following discussion and analysis should be read in conjunction with our consolidated interim financial statements and related notes appearing elsewhere in this report.

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

We generate a substantial majority of our revenues from sales of satellite Internet airtime services. We provide, for monthly fixed fees and per-usage fees, satellite connectivity encompassing broadband Internet, data and VoIP services, to customers via our global HTS network. In mid-2022, we launched our KVH ONE hybrid network, which integrates global satellite service (including Ku-band VSAT using the Intelsat HTS network along with Starlink, OneWeb, Iridium, and other satellite services), KVH-provided cellular service in more than 150 countries, and shore-based Wi-Fi access. Revenue from our cellular airtime service has supplemented, and we expect will continue to supplement, our satellite-only airtime revenue. In addition, we earn monthly usage fees from sales of third-party satellite connectivity for VoIP, data and Internet services to our

Inmarsat, Iridium, and Starlink customers who choose to activate their subscriptions with us. In March 2023, we began selling Starlink terminals and, in September 2023, we became a Starlink authorized hardware and airtime reseller offering Global Priority data plans for maritime use. In October 2024, we expanded our portfolio to include Starlink Local Priority data plans, which will primarily be used for stationary and in-motion commercial use on land. In December 2024, we introduced our TracNet Coastal and TracNet Coastal Pro terminals, expanding our extensive multi-channel portfolio of maritime products and services with a 5G/cellular and Wi-Fi system. We expect to earn usage fees from our offering of OneWeb service, which we launched in January 2025. We also generate service revenue from product repairs and extended warranty sales.

Our service sales also include the distribution of entertainment, including movies, television programming, news and music, to commercial customers in the maritime market through KVH Media Group, along with supplemental value-added services.

Historically, our Ku-band VSAT communications service has been the primary driver of revenue growth. However, these services represent a declining percentage of our revenues in the face of increased demand for and competition from emerging LEO services. Our satellite-only and hybrid products enable marine customers to receive data, VoIP, and value-added services via satellite, cellular, and shore-based Wi-Fi networks onboard commercial, leisure, and military/government vessels. In addition, our in-motion television terminals permit customers to receive live digital television via regional satellite services in marine vessels, recreational vehicles, buses and automobiles. We sell our products through an extensive international network of dealers and distributors. We also sell and lease products to service providers and end users.

In February 2024, we announced a staged wind-down of our product manufacturing operations at our Middletown, Rhode Island location. The wind-down was driven by reduced demand for our hardware products in the face of intensifying competition in the third and fourth quarters of 2023. We concluded that we should discontinue our capital-intensive manufacturing activities and concentrate our efforts on growing sales of our multi-orbit, multi-channel, integrated communications solutions. We expect that we will continue our product manufacturing activities in order to generate a targeted amount of inventory of maritime satellite connectivity and satellite television terminals to meet anticipated demand through 2025 and potentially into 2026 and that we will cease substantially all manufacturing activity by the end of 2025. We expect to continue to facilitate customer transition to third-party hardware products compatible with our mobile satellite communications services. We also plan to continue to conduct maintenance, service, warehousing, shipping and receiving activities at the Middletown, Rhode Island location until our anticipated relocation by early next year.

As part of this restructuring, we reduced our headcount by approximately 75 employees, or approximately 20% of our total workforce as of the time we announced the restructuring. As of June 30, 2024, all employee terminations were completed. During 2024, we incurred $3.9 million of severance charges for this and other restructurings. The $3.9 million of severance charges incurred during the year consisted of approximately $3.6 million of cash charges and approximately $0.3 million of non-cash charges arising from pre-existing contractual obligations to accelerate vesting of certain outstanding equity compensation awards.

During the second quarter of 2024, we expanded our relationship with Starlink through a bulk data distribution agreement. Under the agreement, we prepaid $17.0 million for access to a large block of Starlink Global Priority data at favorable rates. The new agreement offers us increased flexibility in the development and sale of custom airtime plans using Starlink’s Global Priority service.

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

Additionally, in the third quarter of 2024, we commenced our plan to sell the property, building, improvements, and land located at 50 Enterprise Center in Middletown, Rhode Island (“50 Enterprise Center”). As of September 30, 2024, 50 Enterprise Center had a carrying value of approximately $3.6 million. We determined that all of the criteria to classify 50 Enterprise Center as held for sale had been met as of September 30, 2024. The estimated fair value of 50 Enterprise Center exceeds its carrying value. In December 2024, we entered into an agreement to sell 50 Enterprise Center, subject to the buyer’s right to terminate the agreement during an inspection period. In January 2025, before the end of the inspection period, we received notice of termination from the buyer. In March 2025, we entered into an agreement with another buyer to sell 50 Enterprise Center for $5.3 million. Consummation of the transaction is subject to customary closing conditions. Under the purchase agreement, the buyer has a 60-day inspection period and may terminate the agreement at any time before the end of the inspection period.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these interim financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure at the date of our interim financial statements. Our significant accounting policies are summarized in Note 1 to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2024.

Critical accounting estimates are those estimates made that involve a significant level of estimation uncertainty and have had or are reasonably likely to have an impact on our statement of operations. We believe that our accounting estimates for intangible assets and other long-lived assets are the only estimates critical to an understanding and evaluation of our financial results for the three months ended March 31, 2025, as discussed below.

Results of Operations
The following table provides, for the periods indicated, certain financial data relating to our operations expressed as a percentage of net sales:

	Three Months Ended
	March 31,
	2025	2024
Sales:
Service	85.2%	85.6%
Product	14.8	14.4
Net sales	100.0	100.0
Cost and expenses:
Costs of service sales	56.0	48.0
Costs of product sales	14.7	18.1
Research and development	4.7	10.4
Sales, marketing and support	19.5	18.4
General and administrative	13.9	18.1
Total costs and expenses	108.8	113.0
Loss from operations	(8.8)	(13.0)
Interest income	2.2	3.1
Other expense, net	—	(0.7)
Loss before income tax expense	(6.6)	(10.6)
Income tax expense	0.1	0.3
Net loss	(6.7)%	(10.9)%

Three months ended March 31, 2025 and 2024

Net Sales

Our net sales for the three months ended March 31, 2025 and 2024 were as follows:

			Change
	For the three months ended March 31,		2025 vs. 2024
	2025	2024	$	%
	(dollars in thousands)
Service	$21,642	$25,038	$(3,396)	(14)%
Product	3,772	4,229	(457)	(11)%
Net sales	$25,414	$29,267	$(3,853)	(13)%

Net sales decreased by $3.9 million, or 13%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Service sales decreased by $3.4 million, or 14%, to $21.6 million for the three months ended March 31, 2025 from $25.0 million for the three months ended March 31, 2024. The decrease in service sales was primarily due to a $3.5 million decrease in our airtime service sales, of which $2.5 million was related to the U.S. Coast Guard contract downgrade. In addition, there was a decrease in VSAT-only subscribers, partially offset by an increase in LEO service sales. Alternative solutions offered by recent LEO entrants have heightened competition in the global leisure segment and in commercial and government markets.

Product sales decreased by $0.5 million, or 11%, to $3.8 million for the three months ended March 31, 2025 from $4.2 million for the three months ended March 31, 2024. The decrease in product sales was primarily due to a $0.5 million decrease in TracVision product sales and a $0.2 million decrease in accessory and land mobile connectivity product sales, partially offset by a $0.2 million increase in Starlink product sales and a $0.2 million increase in CommBox Edge product sales. The decline in product sales was primarily driven by product sales mix. Competition from low-cost alternatives to VSAT, which include streaming capabilities, has had a significant impact on sales of both TracVision and VSAT Broadband products.

Costs of Sales

Costs of sales consists of costs of service sales and costs of product sales. Costs of sales decreased by $1.4 million, or 7%, in the three months ended March 31, 2025 to $18.0 million from $19.4 million in the three months ended March 31, 2024. The decrease in costs of sales was driven by a $1.6 million decrease in costs of product sales, partially offset by a $0.2 million increase in costs of service sales. As a percentage of net sales, costs of sales were 71% and 66% for the three months ended March 31, 2025 and 2024, respectively.

Our costs of service sales consist primarily of satellite service capacity, depreciation, service network overhead expense associated with our VSAT Broadband network infrastructure, direct network service labor, product installation costs, media materials and distribution costs, and service repair materials. For the three months ended March 31, 2025, costs of service sales increased by $0.2 million, or 1%, to $14.2 million from $14.0 million for the three months ended March 31, 2024, primarily due to a $0.2 million increase in content services cost of service sales. As a percentage of service sales, costs of service sales were 66% and 56% for the three months ended March 31, 2025 and 2024, respectively, driven primarily by fixed costs.

Our costs of product sales consist primarily of materials, manufacturing overhead, and direct labor used to produce our products. For the three months ended March 31, 2025, costs of product sales decreased by $1.6 million, or 30%, to $3.7 million from $5.3 million in the three months ended March 31, 2024, primarily due to a $1.2 million decrease in various manufacturing and other unabsorbed expenses, a $0.4 million decrease in TracVision cost of product sales and a $0.2 million decrease in accessory cost of product sales, partially offset by a $0.2 million increase in Starlink cost of product sales. As a percentage of product sales, costs of product sales were 99% and 126% for the three months ended March 31, 2025 and 2024, respectively. Cost of product sales decreased as a percentage of product sales primarily due to the decrease in various manufacturing and other unabsorbed expense.

Operating Expenses

Research and development expense consists of direct labor, materials, external consultants, and related overhead costs that support our internally funded product development and product sustaining engineering activities. Research and development expense for the three months ended March 31, 2025 decreased by $1.9 million, or 61%, to $1.2 million from $3.0 million for the three months ended March 31, 2024. The decrease in research and development expense resulted primarily from a $1.7 million decrease in salaries, benefits and taxes, after giving effect to $0.8 million in costs incurred during the three months ended March 31, 2024 related to the reduction in our workforce. As a percentage of net sales, research and development expense was 5% and 10% for the three months ended March 31, 2025 and 2024, respectively.

Sales, marketing, and support expense consists primarily of salaries and related expenses for sales and marketing personnel, commissions for both in-house and third-party representatives, costs related to the co-development of certain content, other sales and marketing support costs such as advertising, literature and promotional materials, product service personnel and support costs, warranty-related costs and bad debt expense. Sales, marketing and support expense for the three months ended March 31, 2025 decreased by $0.4 million, or 8%, to $5.0 million from $5.4 million for the three months ended March 31, 2024. The decrease in sales, marketing and support expense resulted primarily from a $0.4 million decrease in salaries, benefits and taxes, after giving effect to $0.3 million in costs incurred during the three months ended March 31, 2024 related to the reduction in our workforce. As a percentage of net sales, sales, marketing and support expense was 20% and 18% for the three months ended March 31, 2025 and 2024, respectively.

General and administrative expense consists of costs attributable to management, finance and accounting, information technology, human resources, certain outside professional services, and other administrative costs. General and administrative expense for the three months ended March 31, 2025 decreased by $1.8 million, or 33%, to $3.5 million from $5.3 million for the three months ended March 31, 2024. The decrease in general and administrative expense resulted primarily from a $1.6 million decrease in salaries, benefits and taxes, after giving effect to $0.6 million in costs incurred during the three months ended March 31, 2024 related to the reduction in our workforce, and a $0.3 million decrease in depreciation expense. As a percentage of net sales, general and administrative expense was 14% and 18% for the three months ended March 31, 2025 and 2024, respectively.

Interest and Other Expense, Net

Interest income decreased by $0.3 million to $0.6 million for the three months ended March 31, 2025 from $0.9 million for the three months ended March 31, 2024. Of the current period interest income of $0.6 million, $0.5 million is attributable to interest earned on cash and cash equivalents, and $0.1 million was attributable to interest from lease receivables. Other expense, net decreased by $0.2 million to other expense, net of less than $0.1 million for the three months ended March 31, 2025 from other expense, net of $0.2 million for the three months ended March 31, 2024. This decrease was driven by a $0.2 million decrease in the loss on disposal of fixed assets.

Income Tax Expense

Income tax expense for the three months ended March 31, 2025 was less than $0.1 million and related to states taxes and taxes on income earned in foreign jurisdictions. Income tax expense for the three months ended March 31, 2024 was $0.1 million and related to taxes on income earned in foreign jurisdictions.

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

As of March 31, 2025, we had $48.6 million in cash and cash equivalents, of which $3.5 million in cash and cash equivalents was held in local currencies by our foreign subsidiaries. We held no marketable securities as of March 31, 2025. As of March 31, 2025, we had $108.5 million in working capital.

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

Net cash used in operations was $1.3 million for the three months ended March 31, 2025 compared to net cash used in operations of $0.8 million for the three months ended March 31, 2024. The $0.5 million increase in net cash used in operations was primarily the result of a $3.1 million increase in cash outflows related to accounts payable, a $1.3 million decrease in cash inflows relating to accounts receivable, a change of $0.7 million related to non-cash items and a $0.5 million increase in cash outflows related to prepaid expenses and current assets, partially offset by a $2.5 million decrease in cash outflows relating to accrued compensation, product warranty and other expenses, a $1.5 million decrease in net loss and a $1.0 million decrease in cash outflows relating to inventories.

Net cash used in investing activities was $0.6 million for the three months ended March 31, 2025 compared to net cash provided by investing activities of $0.9 million for the three months ended March 31, 2024. The $1.4 million change in net cash provided by investing activities was primarily the result of a $3.3 million decrease in proceeds from net sales of marketable securities, which was driven by the liquidation of our marketable securities held by Wells Fargo in 2024, partially offset by a $1.3 million decrease in capital expenditures and a $0.6 million increase in proceeds from the sale of fixed assets.

Net cash used in financing activities was $0.2 million for the three months ended March 31, 2025 compared to net cash provided by financing activities of $0.1 million for the three months ended March 31, 2024. The $0.3 million change in net cash used in financing activities is primarily attributable to a $0.2 million increase in cash outflows related to the repurchase of treasury stock and $0.1 million decrease in cash inflows relating to proceeds from the exercise of stock options and purchases under our employee stock purchase plan.

Other Matters

On December 9, 2024, our Board of Directors authorized a share repurchase program pursuant in which we may purchase outstanding shares of our common stock for an aggregate purchase price of up to $10 million.

Under the program, we, at management’s discretion, may repurchase shares from time to time through various means, including on the open market, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. We may elect to make purchases under Rule 10b-18 under the Securities Exchange Act of 1934, as amended, which imposes certain volume limitations, and/or under Rule 10b5-1 under that act, which would permit repurchases to occur during periods when we might otherwise be precluded from making purchases under insider trading laws or our company policy. The volume and timing of any such repurchases will depend on a variety of factors, including the availability of shares, price, market conditions, alternative uses of capital, liquidity, general business conditions, satisfaction of debt covenants, and applicable regulatory requirements. The program does not obligate us to repurchase any minimum number or dollar amount of shares, and the program may be modified, suspended or terminated at any time without prior notice.

During the three months ended March 31, 2025, we repurchased 30,818 shares of common stock in open market transactions at a cost of $0.2 million. Except as noted above, there were no other repurchase programs outstanding.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025, the end of the period covered by this interim report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated changes in our internal control over financial reporting that occurred during the first quarter of 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the first quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 9, 2024, our Board of Directors authorized a share repurchase program pursuant in which we may purchase outstanding shares of our common stock for an aggregate purchase price of up to $10 million.

Under the program, we, at management’s discretion, may repurchase shares from time to time through various means, including on the open market, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. We may elect to make purchases under Rule 10b-18 under the Securities Exchange Act of 1934, as amended, which imposes certain volume limitations, and/or under Rule 10b5-1 under that act, which would permit repurchases to occur during periods when we might otherwise be precluded from making purchases under insider trading laws or our company policy. The volume and timing of any such repurchases will depend on a variety of factors, including the availability of shares, price, market conditions, alternative uses of capital, liquidity, general business conditions, satisfaction of debt covenants, and applicable regulatory requirements. The program does not obligate us to repurchase any minimum number or dollar amount of shares, and the program may be modified, suspended or terminated at any time without prior notice.

During the three months ended March 31, 2025, we repurchased 30,818 shares of common stock in open market transactions at a cost of approximately $162,780. Except as noted above, there were no other repurchase programs outstanding.

During the three months ended March 31, 2025, no vested restricted shares were surrendered to us in satisfaction of tax withholding obligations.

The following table provides information about our repurchase of common stock during the three months ended March 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 - January 31	—	$—	—	$10,000,000
February 1 - February 29	—	—	—	10,000,000
March 1 - March 31	30,818	5.25	30,818	9,837,220
Total	30,818	5.25	30,818
(1)    Does not include broker commissions.

ITEM 6.    EXHIBITS
Exhibits:

Exhibit No.	Description	Filed with this Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1

3.2	Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock of KVH Industries, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock		8-A	August 19, 2022	3.1

3.3	Amended and Restated Bylaws		10-Q	November 1, 2017	3.2

4.1	Specimen certificate for the common stock		10-K	March 2, 2018	4.1

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer and principal financial officer	X

101
The following financial information from KVH Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Loss (unaudited), (iv) the Consolidated Statements of Stockholders' Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to Consolidated Interim Financial Statements (unaudited).
		X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2025

KVH Industries, Inc.

By:	/s/ ANTHONY F. PIKE
Anthony F. Pike
(Duly Authorized Officer and Chief Financial Officer)