Form 10-Q
period 2025-06-30
KVH INDUSTRIES INC \DE\
filed 2025-08-07
CIK 1007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
August 4, 2025	Common Stock, par value $0.01 per share	19,504,764

KVH INDUSTRIES, INC. AND SUBSIDIARIES
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements
KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$55,931	$50,572
Accounts receivable, net of allowance for credit losses of $987 and $1,006 as of June 30, 2025 and December 31, 2024, respectively	25,350	21,624
Inventories	20,258	22,953
Prepaid expenses and other current assets	13,627	16,016
Current assets held for sale	7,833	11,410
Total current assets	122,999	122,575
Property and equipment, net	24,071	27,014
Intangible assets, net	636	828
Right of use assets	1,275	1,361
Other non-current assets	2,919	3,146
Deferred income tax asset	141	157
Total assets	$152,041	$155,081
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,231	$4,316
Accrued airtime	993	745
Accrued compensation and employee-related expenses	2,991	4,728
Accrued loss on future firm purchase commitments	—	919
Accrued other	2,172	2,134
Accrued product warranty costs	828	607
Deferred revenue	1,459	1,039
Current operating lease liability	651	660
Liability for uncertain tax positions	767	724
Total current liabilities	13,092	15,872
Long-term operating lease liability	562	569
Deferred income tax liability	3	15
Total liabilities	$13,657	$16,456
Commitments and contingencies (Notes 2, 11, and 16)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 21,223,892 and 21,240,525 shares issued at June 30, 2025 and December 31, 2024, respectively; and 19,525,435 and 19,784,416 shares outstanding at June 30, 2025 and December 31, 2024, respectively	212	212
Additional paid-in capital	168,082	167,287
Accumulated deficit	(13,532)	(12,752)
Accumulated other comprehensive loss	(3,032)	(4,032)
	151,730	150,715
Less: treasury stock at cost, common stock, 1,698,457 and 1,456,109 shares as of June 30, 2025 and December 31, 2024, respectively.	(13,346)	(12,090)
Total stockholders’ equity	138,384	138,625
Total liabilities and stockholders’ equity	$152,041	$155,081
See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Sales:
Service	$23,049	$24,674	$44,691	$49,712
Product	3,574	3,999	7,346	8,228
Net sales	26,623	28,673	52,037	57,940
Costs and expenses:
Costs of service sales	14,210	15,469	28,445	29,513
Costs of product sales	3,277	4,299	7,017	9,607
Research and development	916	2,326	2,103	5,364
Sales, marketing and support	5,010	5,334	9,970	10,718
General and administrative	3,580	4,134	7,115	9,425
Total costs and expenses	26,993	31,562	54,650	64,627
Loss from operations	(370)	(2,889)	(2,613)	(6,687)
Interest income	579	876	1,146	1,787
Other income (expense), net	826	(366)	817	(564)
Income (loss) before income tax expense (benefit)	1,035	(2,379)	(650)	(5,464)
Income tax expense (benefit)	105	(3)	130	75
Net income (loss)	$930	$(2,376)	$(780)	$(5,539)

Net income (loss) per common share
Basic	$0.05	$(0.12)	$(0.04)	$(0.29)
Diluted	$0.05	$(0.12)	$(0.04)	$(0.29)

Weighted average number of common shares outstanding:
Basic	19,401	19,381	19,446	19,333
Diluted	19,441	19,381	19,446	19,333
See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income (loss)	$930	$(2,376)	$(780)	$(5,539)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	278	(35)	1,000	194
Other comprehensive income (loss), net of tax(1)	278	(35)	1,000	194
Total comprehensive income (loss)	$1,208	$(2,411)	$220	$(5,345)
(1) Tax impact was nominal for all periods.

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2025	21,220	$212	$167,624	$(14,462)	$(3,310)	(1,487)	$(12,253)	$137,811
Net income	—	—	—	930	—	—	—	930
Other comprehensive income	—	—	—	—	278	—	—	278
Stock-based compensation	—	—	434	—	—	—	—	434
Acquisition of treasury stock	—	—	—	—	—	(211)	(1,093)	(1,093)
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	4	—	24	—	—	—	—	24
Balance at June 30, 2025	21,224	$212	$168,082	$(13,532)	$(3,032)	(1,698)	$(13,346)	$138,384

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	21,241	$212	$167,287	$(12,752)	$(4,032)	(1,456)	$(12,090)	$138,625
Net loss	—	—	—	(780)	—	—	—	(780)
Other comprehensive income	—	—	—	—	1,000	—	—	1,000
Stock-based compensation	—	—	771	—	—	—	—	771
Acquisition of treasury stock	—	—	—	—	—	(242)	(1,256)	(1,256)
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	(17)	—	24	—	—	—	—	24
Balance at June 30, 2025	21,224	$212	$168,082	$(13,532)	$(3,032)	(1,698)	$(13,346)	$138,384

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2024	21,205	$212	$165,768	$(4,867)	$(3,956)	(1,456)	$(12,090)	$145,067
Net loss	—	—	—	(2,376)	—	—	—	(2,376)
Other comprehensive loss	—	—	—	—	(35)	—	—	(35)
Stock-based compensation	—	—	722	—	—	—	—	722
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	(35)	—	—	—	—	—	—	—
Balance at June 30, 2024	21,170	$212	$166,490	$(7,243)	$(3,991)	(1,456)	$(12,090)	$143,378

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	21,067	$211	$165,140	$(1,704)	$(4,185)	(1,456)	$(12,090)	$147,372
Net loss	—	—	—	(5,539)	—	—	—	(5,539)
Other comprehensive income	—	—	—	—	194	—	—	194
Stock-based compensation	—	—	1,244	—	—	—	—	1,244
Issuance of common stock under employee stock purchase plan	24	—	95	—	—	—	—	95
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	79	1	11	—	—	—	—	12
Balance at June 30, 2024	21,170	$212	$166,490	$(7,243)	$(3,991)	(1,456)	$(12,090)	$143,378
See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(780)	$(5,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	153	138
Depreciation and amortization	5,494	6,985
Deferred income taxes	4	36
(Gain) loss on disposals of fixed assets	(8)	1,211
Gain on sale of fixed assets located at 50 Enterprise Center Middletown, Rhode Island	(1,330)	—
Compensation expense related to stock-based awards and employee stock purchase plan	771	1,244
Unrealized currency translation loss	915	208
Changes in operating assets and liabilities:
Accounts receivable	(3,826)	(1,801)
Inventories	2,695	(3,669)
Prepaid expenses and other current assets	2,455	(14,867)
Other non-current assets	297	604
Accounts payable	(1,092)	4,841
Deferred revenue	329	(182)
Accrued compensation, product warranty and other	(2,258)	(4,666)
Net cash provided by (used in) operating activities	$3,819	$(15,457)
Cash flows from investing activities:
Capital expenditures	(3,498)	(5,105)
Cash paid for acquisition of intangible asset	(17)	(21)
Proceeds from sale of fixed assets	1,200	—
Proceeds from the sale of fixed assets located at 50 Enterprise Center Middletown, Rhode Island	4,926	—
Purchases of marketable securities	—	(1,426)
Maturities and sales of marketable securities	—	21,000
Net cash provided by investing activities	$2,611	$14,448
Cash flows from financing activities:
Proceeds from stock options exercised and employee stock purchase plan	28	96
Purchase of treasury stock	(1,256)	—
Net cash (used in) provided by financing activities	$(1,228)	$96
Effect of exchange rate changes on cash and cash equivalents	157	(24)
Net increase (decrease) in cash and cash equivalents	5,359	(937)
Cash and cash equivalents at beginning of period	50,572	11,294
Cash and cash equivalents at end of period	$55,931	$10,357
Supplemental disclosure of non-cash investing and financing activities:
Amounts in accrued other and accounts payable related to property and equipment additions	$18	$21
See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
(Unaudited, all amounts in thousands except per share amounts)

(1)    Description of Business

KVH Industries, Inc. (together with its subsidiaries, the Company or KVH) develops, markets, and supports mobile connectivity and managed services and products for the marine and land markets.

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

In February 2024, the Company announced a staged wind-down of its product manufacturing operations at its Middletown, Rhode Island location. The Company expects that it will continue its product manufacturing activities in order to generate a targeted amount of inventory of maritime satellite connectivity and satellite television terminals to meet anticipated demand and that it will cease substantially all manufacturing activity by the end of 2026. The wind-down has been extended from the end of 2025 because the reduced workforce has been prioritizing fulfillment of LEO product orders and refurbishing AgilePlan terminals over manufacturing new units. The Company expects to continue to facilitate customer transition to third-party hardware products compatible with its mobile satellite communications services. Please see Note 17 for additional details surrounding the wind-down of the Company's manufacturing activities.

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

The consolidated interim financial statements have not been audited by the Company’s independent registered public accounting firm and include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These consolidated interim financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2024 filed on March 10, 2025 with the Securities and Exchange Commission. The results for the three and six months ended June 30, 2025 are not necessarily indicative of operating results for the remainder of the year.

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

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries located in Denmark, Singapore, Brazil and Cyprus are maintained using the United States dollar as the functional currency. Exchange rates in effect on the date of the transaction are used to record monetary assets and liabilities. Revenue and other expense elements are recorded at rates that approximate the rates in effect on the transaction dates. Foreign currency exchange gains and losses are recognized within “other expense, net” in the accompanying consolidated statements of operations. The Company recorded net foreign currency exchange losses, which are comprised of both realized and unrealized foreign currency exchange gains and losses, in its accompanying consolidated statements of operations of $(101) and $(248) for the three months ended June 30, 2025 and 2024, respectively, and $(132) and $(269) for the six months ended June 30, 2025 and 2024, respectively.

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

(4)    Marketable Securities

In the fourth quarter of 2024, the balance of our marketable securities held by Wells Fargo was liquidated and transferred to an interest-bearing account held by Bank of America, N.A. Interest income from marketable securities was $0 and $706 during the three months ended June 30, 2025 and 2024, respectively, and $0 and $1,426 during the six months ended June 30, 2025 and 2024, respectively.

We held no marketable securities as of June 30, 2025 and December 31, 2024.

(5)     Stockholder's Equity

(a) Stock Equity and Incentive Plan
The Company recognizes stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation-Stock Compensation. Stock-based compensation expense was $432 and $721, excluding $2 and $1 of compensation expense related to our Amended and Restated 1996 Employee Stock Purchase Plan, or the ESPP, for the three months ended June 30, 2025 and 2024, respectively, and $767 and $1,238, excluding $4 and $6 of compensation expense related to ESPP, for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, there was $1,808 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 3.12 years. As of June 30, 2025, there was $935 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 2.06 years.

Stock Options

During the three months ended June 30, 2025, 6 shares of common stock were issued upon the exercise of stock options. No shares were surrendered to the Company to satisfy minimum tax withholding obligations. Additionally, during the three months ended June 30, 2025, 50 stock options were granted and 64 stock options expired, were canceled or were forfeited. During the three months ended June 30, 2024, no shares of common stock were issued upon the exercise of stock options. No shares were surrendered to the Company to satisfy minimum tax withholding obligations. Additionally, during the three months ended June 30, 2024, no stock options were granted and 257 stock options expired, were canceled or were forfeited.

During the six months ended June 30, 2025, 6 shares of common stock were issued upon the exercise of stock options. No shares were surrendered to the Company to satisfy minimum tax withholding obligations. Additionally, during the six months ended June 30, 2025, 575 stock options were granted and 127 stock options expired, were canceled or were forfeited. During the six months ended June 30, 2024, no shares of common stock were issued upon the exercise of stock options. No shares were surrendered to the Company to satisfy minimum tax withholding obligations. Additionally, during the six months ended June 30, 2024, 266 stock options were granted and 271 stock options expired, were canceled or were forfeited. The Company has historically estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions utilized to determine the fair value of options granted during the six months ended June 30, 2025 and 2024 are as follows:

	Six Months Ended June 30,
	2025	2024
Risk-free interest rate	3.95%	4.36%
Expected volatility	40.73%	48.63%
Expected life (in years)	3.77	4.32
Dividend yield	0%	0%

As of June 30, 2025, there were 1,397 options outstanding with a weighted average exercise price of $7.19 per share and 510 options exercisable with a weighted average exercise price of $8.96 per share. As of June 30, 2024, there were 1,225 options outstanding with a weighted average exercise price of $8.64 per share and 599 options exercisable with a weighted average exercise price of $9.84 per share.

Restricted Stock

During the three months ended June 30, 2025, no shares of restricted stock were granted and 1 shares of restricted stock were forfeited. Additionally, during the three months ended June 30, 2025, 63 shares of restricted stock vested. During the three months ended June 30, 2024, no shares of restricted stock were granted and 35 share of restricted stock were forfeited. Additionally, during the three months ended June 30, 2024, 76 shares of restricted stock vested.

During the six months ended June 30, 2025, no shares of restricted stock were granted and 22 shares of restricted stock were forfeited. Additionally, during the six months ended June 30, 2025, 146 shares of restricted stock vested. During the six months ended June 30, 2024, 122 shares of restricted stock were granted with a weighted average grant date fair value of $5.03 per share and 43 shares of restricted stock were forfeited. Additionally, during the six months ended June 30, 2024, 142 shares of restricted stock vested.

As of June 30, 2025 and 2024, the Company had no unvested outstanding options and no outstanding shares of restricted stock that were subject to performance-based or market-based vesting conditions.

(b) Employee Stock Purchase Plan

The Company's ESPP affords eligible employees the right to purchase common stock, via payroll deductions, through various offering periods at a purchase price equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the three months ended June 30, 2025 and 2024, no shares were issued under the ESPP. During the six months ended June 30, 2025 and 2024, 0 and 24 shares were issued under the ESPP, respectively. The Company recorded compensation charges related to the ESPP of $2 and $1 for the three months ended June 30, 2025 and 2024, respectively, and $4 and $6 for the six months ended June 30, 2025 and 2024, respectively.

(c) Stock-Based Compensation Expense
The following table presents stock-based compensation expense, including expense for the ESPP, in the Company's consolidated statements of operations for the six months ended June 30, 2025 and 2024, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of service sales	$6	$7	$13	$14
Cost of product sales	5	5	10	14
Research and development	41	174	(8)	263
Sales, marketing and support	77	74	154	145
General and administrative	305	462	602	808
	$434	$722	$771	$1,244

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

The balances for the three months ended June 30, 2025 and 2024 are as follows:

	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2025	$(3,310)	$(3,310)
Other comprehensive income	278	278
Net other comprehensive income	278	278
Balance, June 30, 2025	$(3,032)	$(3,032)

	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2024	$(3,956)	$(3,956)
Other comprehensive loss	(35)	(35)
Net other comprehensive loss	(35)	(35)
Balance, June 30, 2024	$(3,991)	$(3,991)

The balances for the six months ended June 30, 2025 and 2024 are as follows:

	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2024	$(4,032)	$(4,032)
Other comprehensive income	1,000	1,000
Net other comprehensive income	1,000	1,000
Balance, June 30, 2025	$(3,032)	$(3,032)

	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2023	$(4,185)	$(4,185)
Other comprehensive income	194	194
Net other comprehensive income	194	194
Balance, June 30, 2024	$(3,991)	$(3,991)

(6)     Net Income (Loss) per Common Share

    Basic net income (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. The computation of diluted weighted-average common shares outstanding excludes 1,396 weighted average anti-dilutive stock-based awards outstanding for the three-month period ended June 30, 2025. For the six months ended June 30, 2025, since there was a net loss, the company excluded 1,252 shares underlying outstanding stock options and non-vested restricted shares from its diluted loss per share calculation as inclusion of these convertible securities would have reduced the net loss per share. For the three and six months ended June 30, 2024, since there was a net loss, the company excluded 1,375 and 1,297 shares, respectively, in outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these convertible securities would have reduced the net loss per share.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Weighted average common shares outstanding—basic	19,401	19,381	19,446	19,333
Dilutive common shares issuable in connection with stock plans	40	—	—	—
Weighted average common shares outstanding—diluted	19,441	19,381	19,446	19,333

(7)     Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in first-out costing method. Inventories as of June 30, 2025 and December 31, 2024 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	June 30, 2025	December 31, 2024
Raw materials	$13,651	$15,379
Work in process	2,176	2,469
Finished goods	4,431	5,105
	$20,258	$22,953

(8)     Prepaid Expenses and Other Current Assets

	June 30, 2025	December 31, 2024
Prepaid Starlink pooled data	$8,331	$14,137
Other prepaid expenses and other current assets	5,296	1,879
	$13,627	$16,016

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

(9)     Property and Equipment

Property and equipment, net, as of June 30, 2025 and December 31, 2024 consist of the following:

	June 30, 2025	December 31, 2024
Leasehold improvements	342	336
Machinery and equipment	5,842	6,021
Revenue-generating assets	60,110	61,380
Office and computer equipment	6,870	10,561
Motor vehicles	—	31
	73,164	78,329
Less accumulated depreciation	(49,093)	(51,315)
	$24,071	$27,014

Depreciation expense was $2,500 and $3,637 for the three months ended June 30, 2025 and 2024, respectively, and $5,284 and $6,784 for the six months ended June 30, 2025 and 2024, respectively.

Certain revenue-generating hardware assets are utilized by the Company in the delivery of the Company's airtime services, media and other content.

As of June 30, 2025 and December 31, 2024, the long-lived tangible assets related to the Company’s international subsidiaries were less than 10% of the Company’s long-lived tangible assets.

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

Additionally, in the third quarter of 2024, the Company commenced its plan to sell the property, building, improvements, and land located at 50 Enterprise Center in Middletown, Rhode Island (“50 Enterprise Center”). As of September 30, 2024, 50 Enterprise Center had a carrying value of approximately $3.6 million. The Company determined that all of the criteria to classify 50 Enterprise Center as held for sale had been met as of September 30, 2024. The estimated fair value of 50 Enterprise Center at that date exceeded its carrying value. In March 2025, the Company entered into an agreement with another buyer to sell 50 Enterprise Center for $5.3 million. The sale was completed in June 2025, resulting in a gain of $1.3 million, which is included in other income (expense), net in the Company's consolidated statement of operations for the three and six months ended June 30, 2025.

(10)     Product Warranty

The Company’s products carry standard limited warranties that range from one to two years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company also offers extended warranties on its products for up to five years, The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying consolidated statements of operations. As of June 30, 2025 and December 31, 2024, the Company had accrued product warranty costs of $828 and $607, respectively.

The following table summarizes product warranty activity during 2025 and 2024:

	Six Months Ended
	June 30,
	2025	2024
Beginning balance	$607	$828
Charges to expense	517	465
Costs incurred	(296)	(657)
Ending balance	$828	$636

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

No financial assets or liabilities were measured at fair value based upon the ASC 820 fair value hierarchy as of June 30, 2025 or December 31, 2024.
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

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company's non-financial assets, such as intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if indications of impairment exist. There was no impairment of the Company's non-financial assets noted during the six months ended June 30, 2025 or 2024. The Company does not have any liabilities that are recorded at fair value on a non-recurring basis.

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

The changes in the carrying amount of intangible assets during the six months ended June 30, 2025 are as follows:

Amounts
Balance at December 31, 2024	$828
Amortization expense	(210)
Intangible assets acquired in asset acquisition	17
Foreign currency translation adjustment	1
Balance at June 30, 2025	$636

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

Acquired intangible assets are subject to amortization. The following table summarizes acquired intangible assets at June 30, 2025 and December 31, 2024, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2025
Subscriber relationships	$68	$24	$44
Distribution rights	1,250	658	592
Intellectual property	2,284	2,284	—
	$3,602	$2,966	$636
December 31, 2024
Subscriber relationships	$51	$13	$38
Distribution rights	1,250	460	790
Intellectual property	2,284	2,284	—
	$3,585	$2,757	$828

Amortization expense related to intangible assets was $106 and $101 for the three months ended June 30, 2025 and 2024, respectively, and $210 and $201 for the six months ended June 30, 2025 and 2024, respectively. Amortization expense was categorized as general and administrative expense.

As of June 30, 2025, the total weighted average remaining useful lives of the definite-lived intangible assets was 1.5 years.

Estimated future amortization expense for intangible assets recorded by the Company at June 30, 2025 is as follows:

Years ending December 31,	Amortization Expense
2025	$212
2026	424
Total amortization expense	$636

(14)     Revenue from Contracts with Customers

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised products and services. The amount of revenue recognized reflects the consideration which the Company expects to be entitled to receive in exchange for these products and services.

Disaggregation of Revenue

The following table summarizes net sales from contracts with customers for the six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Service - over time	$23,049	$24,674	$44,691	$49,712
Product - point in time	3,574	3,999	7,346	8,228
Total net sales	$26,623	$28,673	$52,037	$57,940

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

The Company offers a comprehensive family of mobile satellite antenna services and products that provide access to the Internet, television, and VoIP services while on the move. Service sales of airtime service accounted for 79% and 80% of the Company's consolidated net sales for the three months ended June 30, 2025 and 2024, respectively, and 79% and 80% of the Company's consolidated net sales for the six months ended June 30, 2025 and 2024, respectively. The balance of service sales are comprised of distribution of commercially licensed entertainment and news, product repairs, and extended warranty sales. Product sales accounted for 13% and 14% of the Company's consolidated net sales for the three months ended June 30, 2025 and 2024, respectively, and 14% of the Company's consolidated net sales for the both the six months ended June 30, 2025 and 2024.

No other single product class accounts for 10% or more of the Company's consolidated net sales.

The Company operates in a number of major geographic areas, including internationally. Revenues from international locations primarily include Singapore, Canada, South American countries, European Union countries and other European countries, and countries in Africa, the Middle East and Asia/Pacific, including India. Revenues are based upon customer location, and revenues from international locations represented 78% and 71% of consolidated net sales for the three months ended June 30, 2025 and 2024, respectively, and 79% and 72% of consolidated net sales for the six months ended June 30, 2025 and 2024, respectively. Sales to Singapore customers represented 21% and 20% of the Company's consolidated net sales for the three months ended June 30, 2025 and 2024, respectively. No other individual foreign country represented 10% or more of the Company's consolidated net sales for the three months ended June 30, 2025 or 2024. Sales to Singapore customers represented 22% and 21% of the Company's consolidated net sales for the six months ended June 30, 2025 and 2024, respectively. No other individual foreign country represented 10% or more of the Company's consolidated net sales for the six months ended June 30, 2025 or 2024.

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

One customer accounted for 12% and 11% of consolidated net sales for the six months ended June 30, 2025 and 2024, respectively. No other customers accounted for 10% or more of consolidated net sales for the six months ended June 30, 2025 and 2024. One customer accounted for approximately 20% and 19% of accounts receivable at June 30, 2025 and December 31, 2024, respectively. One customer accounted for 35% and 45% of long-term accounts receivable included in other non-current assets on the consolidated balance sheets related to sales-type leases at June 30, 2025 and December 31, 2024, respectively.

Certain components from third parties used in the Company’s products are procured from single sources of supply. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the Company’s delivery of products and thereby materially adversely affect the Company’s revenues and operating results.

(15)     Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2025 was 10.1% and (20.0)%, respectively, compared with 0.1% and (1.4)%, for the corresponding periods in the prior year. The effective income tax rate is based on estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable periods, including retroactive changes in tax legislation, settlements of tax audits or assessments, and the resolution or identification of tax position uncertainties.

For the three and six months ended June 30, 2025 and 2024, the effective tax rates differed from the statutory tax rate primarily due to the Company maintaining a valuation allowance reserve on its U.S. deferred tax assets, discrete tax adjustments and the composition of income from foreign jurisdictions taxed at lower rates.

As of June 30, 2025 and December 31, 2024, the Company had reserves for uncertain tax positions of $767 and $724, respectively. There were no material changes during the six months ended June 30, 2025 to the Company’s reserve for uncertain tax positions. The Company estimates that it is reasonably possible that the balance of unrecognized tax benefits as of June 30, 2025 may decrease $16 in the next twelve months as a result of a lapse of statutes of limitations and settlements with taxing authorities.

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

(16)     Leases

Lessee

The Company has operating leases for office facilities, equipment, and satellite service capacity and related equipment. Lease expense was $235 and $366 for the three months ended June 30, 2025 and 2024, respectively, and $506 and $719 for the six months ended June 30, 2025 and 2024, respectively. Short-term operating lease costs were $24 and $20 for the three months ended June 30, 2025 and 2024, respectively, and $46 and $39 for the six months ended June 30, 2025 and 2024, respectively. Maturities of lease liabilities as of June 30, 2025 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows:

Remainder of 2025	$468
2026	406
2027	251
2028 and thereafter	164
Total minimum lease payments	$1,289

Less amount representing interest	$(76)
Present value of net minimum operating lease payments	$1,213
Less current installments of obligation under current-operating lease liabilities	$651
Obligations under long-term operating lease liabilities, excluding current installments	$562

Weighted-average remaining lease term - operating leases (years)	2.16
Weighted-average discount rate - operating leases	5.50%

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

The current portion of the net investment in these leases was $3,110 as of June 30, 2025 and the non-current portion of the net investment in these leases was $2,918 as of June 30, 2025. The current portion of the net investment in the leases is included in accounts receivable, net of allowance for doubtful accounts on the accompanying consolidated balance sheets, and the non-current portion of the net investment in these leases is included in other non-current assets on the accompanying consolidated balance sheets. Interest income from sales-type leases was $101 and $117 during the three months ended June 30, 2025 and 2024, respectively, and $203 and $246 during the six months ended June 30, 2025 and 2024, respectively.

The future undiscounted cash flows from these leases as of June 30, 2025 are:

Remainder of 2025	$2,165
2026	2,292
2027	1,440
2028	504
2029	103
2030	5
Total undiscounted cash flows	$6,509

Present value of lease payments	$6,028
Difference between undiscounted cash flows and discounted cash flows	$481

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

The Company expects that it will continue its product manufacturing activities for a period of time in order to generate a targeted amount of inventory of maritime satellite connectivity and satellite television terminals to meet anticipated demand and that it will cease substantially all manufacturing activity by the end of 2026. The Company expects to continue to facilitate customer transition to third-party hardware products compatible with the Company’s mobile satellite communications services. The Company also plans to continue to conduct maintenance, refurbishment service, warehousing, shipping and receiving activities at the Middletown, Rhode Island location until the Company's anticipated relocation by early next year.

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

The key measure of segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s consolidated net income (loss). This is reviewed against budgeted expectations to assess segment performance and allocate resources. The Company’s segment net income for the six months ended June 30, 2025 and 2024 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Sales:
Service	$23,049	$24,674	$44,691	$49,712
Product	3,574	3,999	7,346	8,228
Net Sales	26,623	28,673	52,037	57,940

Cost of service sales
VSAT airtime	9,548	13,418	20,744	26,624
LEO airtime	4,003	1,307	6,548	1,814
Other (1)	659	744	1,153	1,075
	14,210	15,469	28,445	29,513
Cost of product sales
VSAT	590	362	1,184	982
LEO	1,133	1,478	2,588	2,750
TracVision & land mobile	700	876	1,320	1,943
Other (2)	854	1,583	1,925	3,932
	3,277	4,299	7,017	9,607
Research and development
Personnel costs	821	1,986	1,772	4,592
Professional fees	13	36	51	124
Other (3)	82	304	280	648
	916	2,326	2,103	5,364
Sales, marketing and support
Personnel costs	3,378	3,707	6,609	7,290
Professional fees	381	214	601	381
Other (4)	1,251	1,413	2,760	3,047
	5,010	5,334	9,970	10,718
General and administrative
Personnel costs	2,047	2,553	3,925	6,013
Professional fees	367	437	1,003	1,027
Other (5)	1,166	1,144	2,187	2,385
	3,580	4,134	7,115	9,425

Other segment items (6)	(1,300)	(513)	(1,833)	(1,148)

Net income (loss)	$930	$(2,376)	$(780)	$(5,539)

(1)Includes costs related to Inmarsat, service activations, content service, CommBox Edge and other miscellaneous
(2)Includes costs related to CommBox Edge, TracNet Coastal, obsolete inventory write-off and other miscellaneous
(3)Includes facilities and other less significant expenses
(4)Includes marketing expenses, external commissions, travel and entertainment, facilities expense, warranty expense and other less significant expenses
(5)Includes the financing fees, facilities expense, computer expenses, depreciation and amortization and other less significant expenses
(6)Other segment items includes interest income; other income (expense), net; and income tax expense (benefit) line items on the face of the income statement

Regarding the Company's long-lived assets of $25,346, $5,595 of these assets are located inside of the United States. Regarding the assets located outside of the United States, $6,813 are located in Singapore. The geographic location of the Company's AgilePlans revenue-generating assets has been determined based upon the customer shipping address.

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

During the three months ended June 30, 2025, the Company repurchased 211 shares of common stock in open market transactions at a cost of approximately $1,093. During the six months ended June 30, 2025, the Company repurchased 242 shares of common stock in open market transactions at a cost of approximately $1,256. Except as noted above, there were no other repurchase programs outstanding.

(20)     Subsequent Events

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

On July 23, 2025, the Company entered into a new lease agreement for approximately 32,000 square feet of office and warehouse space in Bristol, Rhode Island. The Company currently plans to migrate its Rhode Island operations to this leased facility in the spring of 2026, at which point its general and administrative expense will include lease expense at the rate of approximately $0.6 million for the first year of the lease (excluding three months of free rent), with fixed annual increases thereafter. The lease agreement is for a term of 87 months with an option to extend the lease an additional 10 years.

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

We generate a substantial majority of our revenues from sales of satellite Internet airtime services. We provide, for monthly fixed fees and per-usage fees, satellite connectivity encompassing broadband Internet, data and VoIP services, to customers via our global HTS network. In mid-2022, we launched our KVH ONE hybrid network, which integrates global satellite service (including Ku-band VSAT using the Intelsat (acquired by SES in July 2025) HTS network along with Starlink, OneWeb, Iridium, and other satellite services), KVH-provided cellular service in more than 150 countries, and shore-based Wi-Fi access. Revenue from our cellular airtime service has supplemented, and we expect will continue to supplement, our satellite-only airtime revenue. In addition, we earn monthly usage fees from sales of third-party satellite connectivity for VoIP, data and Internet services to our Inmarsat, Iridium, and Starlink customers who choose to activate their subscriptions with us. In March 2023, we began selling Starlink terminals and, in September 2023, we became a Starlink authorized hardware and airtime reseller offering Global Priority data plans for maritime use. In October 2024, we expanded our portfolio to include Starlink Local Priority data plans, which will primarily be used for stationary and in-motion commercial use on land. In December 2024, we introduced our TracNet Coastal and TracNet Coastal Pro terminals, expanding our extensive multi-channel portfolio of maritime products and services with a 5G/cellular and Wi-Fi system. We expect to earn usage fees from our offering of OneWeb service, which we launched in January 2025. We also generate service revenue from product repairs and extended warranty sales.

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

In February 2024, we announced a staged wind-down of our product manufacturing operations at our Middletown, Rhode Island location. The wind-down was driven by reduced demand for our hardware products in the face of intensifying competition in the third and fourth quarters of 2023. We concluded that we should discontinue our capital-intensive manufacturing activities and concentrate our efforts on growing sales of our multi-orbit, multi-channel, integrated communications solutions. We expect that we will continue our product manufacturing activities in order to generate a targeted amount of inventory of maritime satellite connectivity and satellite television terminals to meet anticipated demand into 2026 and that we will cease substantially all manufacturing activity by the end of 2026. This wind-down has been extended from the end of 2025 because the reduced workforce has been prioritizing fulfilling LEO product orders and refurbishing AgilePlan terminals over manufacturing new units. We expect to continue to facilitate customer transition to third-party hardware products compatible with our mobile satellite communications services. We also plan to continue to conduct maintenance, service, warehousing, shipping and receiving activities at the Middletown, Rhode Island location until our anticipated relocation by early next year.

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

In December 2024, we entered into an agreement to sell 75 Enterprise Center for $8.5 million. Consummation of the transaction is subject to customary closing conditions. Under the purchase agreement, the buyer has six months to obtain specified zoning approvals, with up to three 30-day extensions, as well as a 60-day inspection period, subject to potential extension. The buyer may terminate the agreement at any time before the expiration of the inspection period and may also terminate the agreement if the specified zoning approvals are denied before the expiration of the zoning approval period. Upon consummation of the sale, we will remain in possession of the property as a tenant under a triple-net lease having an initial term of six months, which we can extend for up to an additional three months. Rent during the initial term is approximately $25,000 per month, which would increase to approximately $44,000 per month during any extension. We anticipate that this sale will be completed in September 2025 and we plan to lease this property until the end of March 2026.

Additionally, in the third quarter of 2024, we commenced our plan to sell the property, building, improvements, and land located at 50 Enterprise Center in Middletown, Rhode Island (“50 Enterprise Center”). As of September 30, 2024, 50 Enterprise Center had a carrying value of approximately $3.6 million. We determined that all of the criteria to classify 50 Enterprise Center as held for sale had been met as of September 30, 2024. The estimated fair value of 50 Enterprise Center at that date exceeded its carrying value. In December 2024, we entered into an agreement to sell 50 Enterprise Center, subject to the buyer’s right to terminate the agreement during an inspection period. In January 2025, before the end of the inspection period, we received notice of termination from the buyer. In March 2025, we entered into an agreement with another buyer to sell 50 Enterprise Center for $5.3 million. The sale was completed in June 2025, resulting in a gain of $1.3 million, which is included in other income (expense), net in our consolidated statement of operations for the three and six months ended June 30, 2025. The sale generated $4.9 million of net cash.

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

Critical accounting estimates are those estimates made that involve a significant level of estimation uncertainty and have had or are reasonably likely to have an impact on our statement of operations. We believe that our accounting estimates for intangible assets and other long-lived assets are the only estimates critical to an understanding and evaluation of our financial results for the six months ended June 30, 2025, as discussed below.

Results of Operations
The following table provides, for the periods indicated, certain financial data relating to our operations expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Sales:
Service	86.6%	86.1%	85.9%	85.8%
Product	13.4	13.9	14.1	14.2
Net sales	100.0	100.0	100.0	100.0
Cost and expenses:
Costs of service sales	53.4	53.9	54.7	50.9
Costs of product sales	12.3	15.0	13.5	16.6
Research and development	3.4	8.1	4.0	9.3
Sales, marketing and support	18.8	18.6	19.2	18.5
General and administrative	13.4	14.4	13.7	16.3
Total costs and expenses	101.3	110.0	105.1	111.6
Loss from operations	(1.3)	(10.0)	(5.1)	(11.6)
Interest income	2.2	3.1	2.2	3.1
Other income (expense), net	3.1	(1.3)	1.6	(1.0)
Income (loss) before income tax expense (benefit)	4.0	(8.2)	(1.3)	(9.5)
Income tax expense (benefit)	0.4	—	0.2	0.1
Net income (loss)	3.6%	(8.2)%	(1.5)%	(9.6)%

Three months ended June 30, 2025 and 2024

Net Sales
Our net sales for the three months ended June 30, 2025 and 2024 were as follows:

			Change
	For the three months ended June 30,		2025 vs. 2024
	2025	2024	$	%
	(dollars in thousands)
Service	$23,049	$24,674	$(1,625)	(7)%
Product	3,574	3,999	(425)	(11)%
Net sales	$26,623	$28,673	$(2,050)	(7)%

Net sales decreased by $2.1 million, or 7%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Service sales decreased by $1.6 million, or 7%, to $23.0 million for the three months ended June 30, 2025 from $24.7 million for the three months ended June 30, 2024. The decrease in service sales was primarily due to a $1.9 million decrease in our airtime service sales, which reflected a $2.5 million reduction in sales related to the U.S. Coast Guard contract downgrade in the third quarter of 2024, as well as a decrease in other VSAT subscribers. These decreases in VSAT service sales were partially offset by an increase in LEO service sales. For the three months ended June 30, 2025, LEO services sales represented over 30% of airtime services sales, as compared to less than 10% for the three months ended June 30, 2024. The increase in LEO service sales as a percentage of total airtime sales resulted from both a substantial increase in LEO service sales and a substantial decrease in VSAT service sales. Alternative solutions offered by recent LEO entrants have heightened competition in the global leisure segment and in commercial and government markets.

Product sales decreased by $0.4 million, or 11%, to $3.6 million for the three months ended June 30, 2025 from $4.0 million for the three months ended June 30, 2024. The decrease in product sales was primarily due to a $0.5 million decrease in Starlink product sales and a $0.2 million decrease in TracVision product sales, partially offset by a $0.3 million increase in OneWeb product sales and a $0.2 million increase in VSAT Broadband product sales. The decrease in product sales was primarily due to discounted pricing on Starlink products. Competition from low-cost alternatives to VSAT, which include streaming capabilities, has had a significant impact on sales of our TracVision products.

Costs of Sales

Costs of sales consists of costs of service sales and costs of product sales. Costs of sales decreased by $2.3 million, or 12%, in the three months ended June 30, 2025 to $17.5 million from $19.8 million in the three months ended June 30, 2024. The decrease in costs of sales was driven by a $1.3 million decrease in costs of service sales and a $1.0 million decrease in costs of product sales. As a percentage of net sales, costs of sales were 66% and 69% for the three months ended June 30, 2025 and 2024, respectively.

Our costs of service sales consist primarily of satellite service capacity, depreciation, service network overhead expense associated with our VSAT Broadband network infrastructure, direct network service labor, product installation costs, media materials and distribution costs, and service repair materials. For the three months ended June 30, 2025, costs of service sales decreased by $1.3 million, or 8%, to $14.2 million from $15.5 million in the three months ended June 30, 2024, primarily due to a $1.2 million decrease in airtime costs of service sales. As a percentage of service sales, costs of service sales were 62% and 63% for the three months ended June 30, 2025 and 2024, respectively. During the second quarter of 2024, we purchased from Starlink access to a large block of data at favorable rates. As a result of this purchase, during the three months ended June 30, 2025 our gross margin percentage on Starlink airtime services improved year over year.

Our costs of product sales consist primarily of materials, manufacturing overhead, and direct labor used to produce our products. For the three months ended June 30, 2025, costs of product sales decreased by $1.0 million, or 24%, to $3.3 million from $4.3 million in the three months ended June 30, 2024, primarily due to a $0.8 million decrease in various manufacturing and other unabsorbed expenses and a $0.6 million decrease in Starlink cost of product sales. These decreases were partially offset by a $0.3 million increase in OneWeb cost of product sales. As a percentage of product sales, costs of product sales were 92% and 108% for the three months ended June 30, 2025 and 2024, respectively. Cost of product sales decreased as a percentage of product sales primarily due to the decrease in various manufacturing and other unabsorbed expense.

Operating Expenses

Research and development expense consists of direct labor, materials, external consultants, and related overhead costs that support our internally funded product development and product sustaining engineering activities. Research and development expense for the three months ended June 30, 2025 decreased by $1.4 million, or 61%, to $0.9 million from $2.3 million for the three months ended June 30, 2024. The decrease in research and development expense resulted primarily from a $1.2 million decrease in salaries, benefits and taxes, after giving effect to $0.3 million in costs incurred during the three months ended June 30, 2024 related to the reduction in our workforce. As a percentage of net sales, research and development expense was 3% and 8% for the three months ended June 30, 2025 and 2024, respectively.

Sales, marketing, and support expense consists primarily of salaries and related expenses for sales and marketing personnel, commissions for both in-house and third-party representatives, costs related to the co-development of certain content, other sales and marketing support costs such as advertising, literature and promotional materials, product service personnel and support costs, warranty-related costs and bad debt expense. Sales, marketing and support expense also includes the operating expenses of our sales office subsidiaries in Denmark, Singapore, Brazil, and Japan. Sales, marketing and support expense for the three months ended June 30, 2025 decreased by $0.3 million, or 6%, to $5.0 million from $5.3 million for the three months ended June 30, 2024. The decrease in sales, marketing and support expense resulted primarily from a $0.3 million decrease in salaries, benefits and taxes and a $0.3 million decrease in facilities expense, partially offset by a $0.2 million increase in professional fees and a $0.2 million increase in warranty expense. As a percentage of net sales, sales, marketing and support expense was 19% for both the three months ended June 30, 2025 and 2024.

General and administrative expense consists of costs attributable to management, finance and accounting, information technology, human resources, certain outside professional services, and other administrative costs. General and administrative expense for the three months ended June 30, 2025 decreased by $0.6 million, or 13%, to $3.6 million from $4.1 million for the three months ended June 30, 2024. The decrease in general and administrative expense resulted primarily from a $0.5 million decrease in salaries, benefits and taxes, after giving effect to $0.3 million in costs incurred during the three months ended June 30, 2024 related to the reduction in our workforce. In addition, there was a $0.2 million decrease in depreciation expense. These decreases in expense were partially offset by a $0.4 million increase in facilities expense. As a percentage of net sales, general and administrative expense was 13% and 14% for the three months ended June 30, 2025 and 2024, respectively. We currently plan to migrate our Rhode Island operations to a leased facility in the spring of 2026, at which point our general and administrative expense will include lease expense at the rate of approximately $0.6 million for the first year of the lease (excluding three months of free rent).

Interest and Other Income (Expense), Net

Interest income represents interest earned on our cash and cash equivalents, as well as from investments and our sale-type lease receivables. Interest income decreased by $0.3 million to $0.6 million for the three months ended June 30, 2025 from $0.9 million for the three months ended June 30, 2024, primarily as a result of lower cash balances in 2025 as a result of the $17.0 million prepayment in June 2024 for access to a large block of Starlink Mobile Priority data at favorable rates. Of the current period interest income of $0.6 million, $0.5 million is attributable to interest earned on cash and cash equivalents, while the remaining $0.1 million was attributable to interest from lease receivables. Other income (expense), net changed by $1.2 million to other income, net of $0.8 million for the three months ended June 30, 2025 from other expense, net of $0.4 million for the three months ended June 30, 2024. This change was driven primarily by a $1.3 million gain on the sale of 50 Enterprise Center in June 2025.

Income Tax Expense

Income tax expense for the three months ended June 30, 2025 was $0.1 million and primarily related to withholding taxes imposed in foreign jurisdictions. Income tax benefit for the three months ended June 30, 2024 was less than $0.1 million and related to taxes on income earned in foreign jurisdictions.

Six months ended June 30, 2025 and 2024

Net Sales

Our net sales for the six months ended June 30, 2025 and 2024 were as follows:

			Change
	For the six months ended June 30,		2025 vs. 2024
	2025	2024	$	%
	(dollars in thousands)
Service	$44,691	$49,712	$(5,021)	(10)%
Product	7,346	8,228	(882)	(11)%
Net sales	$52,037	$57,940	$(5,903)	(10)%

Net sales decreased by $5.9 million, or 10%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Service sales decreased by $5.0 million, or 10%, to $44.7 million for the six months ended June 30, 2025 from $49.7 million for the six months ended June 30, 2024. The decrease in service sales was primarily due to a $5.4 million decrease in our airtime service sales, of which $4.9 million related to the U.S. Coast Guard contract downgrade. In addition, there was a decrease in other VSAT subscribers, which was partially offset by an increase in LEO service sales. For the six months ended June 30, 2025, LEO services sales represented over 25% of airtime services sales, as compared to less than 10% for the six months ended June 30, 2024. The increase in LEO service sales as a percentage of total airtime sales resulted from both a substantial increase in LEO service sales and a substantial decrease in VSAT service sales. Alternative solutions offered by recent LEO entrants have heightened competition in the global leisure segment and in commercial and government markets.

Product sales decreased by $0.9 million, or 11%, to $7.3 million for the six months ended June 30, 2025 from $8.2 million for the six months ended June 30, 2024. The decrease in product sales was primarily due to a $0.7 million decrease in TracVision product sales, a $0.4 million decrease in Starlink product sales and a $0.3 million decrease in accessory and service parts product sales, partially offset by a $0.3 million increase in OneWeb product sales and a $0.2 million increase in VSAT broadband product sales. The decline in product sales was primarily driven by product sales mix and discounted pricing on Starlink units. Competition from low-cost alternatives to VSAT, which include streaming capabilities, has had a significant impact on sales of our TracVision products.

Costs of Sales

Costs of sales decreased by $3.7 million, or 9%, in the six months ended June 30, 2025 to $35.5 million from $39.1 million in the six months ended June 30, 2024. The decrease in costs of sales was driven by a $2.6 million decrease in costs of product sales and a $1.1 million decrease in costs of service sales. As a percentage of net sales, costs of sales were 68% for both the six months ended June 30, 2025 and 2024.

For the six months ended June 30, 2025, costs of service sales decreased by $1.1 million, or 4%, to $28.4 million from $29.5 million for the six months ended June 30, 2024, primarily due to a $1.1 million decrease in airtime cost of service sales, partially offset by a $0.4 million increase in content services cost of services sales. As a percentage of service sales, costs of service sales were 64% and 59% for the six months ended June 30, 2025 and 2024, respectively.

For the six months ended June 30, 2025, costs of product sales decreased by $2.6 million, or 27%, to $7.0 million from $9.6 million in the six months ended June 30, 2024, primarily due to a $1.9 million decrease in various manufacturing and other unabsorbed expenses, a $0.5 million decrease in TracVision cost of product sales and a $0.5 million decrease in Starlink cost of product sales, partially offset by a $0.3 million increase in OneWeb cost of product sales. As a percentage of product sales, costs of product sales were 96% and 117% for the six months ended June 30, 2025 and 2024, respectively. Cost of product sales decreased as a percentage of product sales primarily due to the decrease in various manufacturing and other unabsorbed expense.

Operating Expenses

Research and development expense for the six months ended June 30, 2025 decreased by $3.3 million, or 61%, to $2.1 million from $5.4 million for the six months ended June 30, 2024. The decrease in research and development expense resulted primarily from a $2.8 million decrease in salaries, benefits and taxes, after giving effect to $1.1 million in costs incurred during the six months ended June 30, 2024 related to the reduction in our workforce. As a percentage of net sales, research and development expense was 4% and 9% for the six months ended June 30, 2025 and 2024, respectively.

Sales, marketing and support expense for the six months ended June 30, 2025 decreased by $0.7 million, or 7%, to $10.0 million from $10.7 million for the six months ended June 30, 2024. The decrease in sales, marketing and support expense resulted primarily from a $0.7 million decrease in salaries, benefits and taxes, after giving effect to $0.4 million in costs incurred during the six months ended June 30, 2024 related to the reduction in our workforce. In addition, there was a $0.3 million decrease in facilities expense and a $0.3 million decrease in expensed materials, partially offset by a $0.3 million increase in warranty expense. As a percentage of net sales, sales, marketing and support expense was 19% for both the six months ended June 30, 2025 and 2024.

General and administrative expense for the six months ended June 30, 2025 decreased by $2.3 million, or 25%, to $7.1 million from $9.4 million for the six months ended June 30, 2024. The decrease in general and administrative expense resulted primarily from a $2.1 million decrease in salaries, benefits and taxes, after giving effect to $0.9 million in costs incurred during the six months ended June 30, 2024 related to the reduction in our workforce, and a $0.5 million decrease in depreciation expense, partially offset by a $0.6 million increase in facilities expense. As a percentage of net sales, general and administrative expense was 14% and 16% for the six months ended June 30, 2025 and 2024, respectively.

Interest and Other Income (Expense), Net

Interest income decreased by $0.6 million to $1.1 million for the six months ended June 30, 2025 from $1.8 million for the six months ended June 30, 2024, primarily as a result of lower cash balances in 2025 as a result of the $17.0 million prepayment in June 2024 for access to a large block of Starlink Mobile Priority data at favorable rates. Of the current period interest income of $1.1 million, $0.9 million is attributable to interest earned on cash and cash equivalents, and $0.2 million was attributable to interest from lease receivables. Other income (expense), net changed by $1.4 million to other income, net of $0.8 million for the six months ended June 30, 2025 from other expense, net of $0.6 million for the six months ended June 30, 2024. This change was driven primarily by a $1.3 million gain on the sale of 50 Enterprise Center in June 2025.

Income Tax Expense

Income tax expense for the six months ended June 30, 2025 was $0.1 million and primarily related to state taxes and withholding taxes imposed in foreign jurisdictions. Income tax expense for the six months ended June 30, 2024 was $0.1 million and related to taxes on income earned in foreign jurisdictions.

Liquidity and Capital Resources

Our primary liquidity needs have been to fund general business requirements, including working capital requirements and capital expenditures. In recent years, we have funded our operations primarily from the sale of two businesses in 2022, the sale of a business in 2019, the sale of 50 Enterprise Center, a PPP loan, cash flows from operations, bank financings and proceeds received from exercises of stock options and the issuance of stock.

On August 9, 2022, we sold our inertial navigation business to EMCORE Corporation for net proceeds of $54.9 million, less specified deductions.

As of June 30, 2025, we had $55.9 million in cash and cash equivalents, of which $3.0 million in cash and cash equivalents was held in local currencies by our foreign subsidiaries. We held no marketable securities as of June 30, 2025 as all excess cash has been invested in an interest-bearing account with Bank of America, N.A. since the fourth quarter of 2024. As of June 30, 2025, we had $109.9 million in working capital.

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

Net cash generated in operations was $3.8 million for the six months ended June 30, 2025 compared to net cash used in operations of $15.5 million for the six months ended June 30, 2024. The $19.3 million change in net cash provided by operations was primarily the result of an $17.3 million decrease in cash outflows related to prepaid expenses and current assets, which included the $17.0 million purchase of the Starlink data pool, a $6.4 million decrease in cash outflows relating to inventories, a $4.8 million decrease in net loss, a $2.4 million decrease in cash outflows relating to accrued compensation, product warranty and other expenses, and a $0.5 million increase in cash inflows relating to deferred revenue, partially offset by a $5.9 million increase in cash outflows related to accounts payable, a change of $3.8 million related to non-cash items, a $2.0 million decrease in cash inflows relating to accounts receivable, and a $0.3 million increase in cash outflows relating to other non-current assets.

Net cash provided by investing activities was $2.6 million for the six months ended June 30, 2025 compared to net cash provided by investing activities of $14.4 million for the six months ended June 30, 2024. The $11.8 million decrease in net cash provided by investing activities was primarily the result of a $19.6 million decrease in proceeds from net sales of marketable securities, which was driven by the liquidation of our marketable securities held by Wells Fargo in 2024, partially offset by proceeds of $4.9 million for the sale of 50 Enterprise Center, a $1.6 million decrease in capital expenditures and $1.2 million of proceeds from the sale of fixed assets.

Net cash used in financing activities was $1.2 million for the six months ended June 30, 2025 compared to net cash provided by financing activities of $0.1 million for the six months ended June 30, 2024. The $1.3 million increase in net cash used in financing activities is primarily attributable to a $1.3 million increase in cash outflows related to the purchase of treasury stock and $0.1 million decrease in cash inflows relating to proceeds from the exercise of stock options and purchases under our employee stock purchase plan.

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

During the three months ended June 30, 2025, we repurchased 211 shares of common stock in open market transactions at a cost of approximately $1.1 million. During the six months ended June 30, 2025, we repurchased 242 shares of common stock in open market transactions at a cost of approximately $1.3 million. Except as noted above, there were no other repurchase programs outstanding.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025, the end of the period covered by this interim report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated changes in our internal control over financial reporting that occurred during the second quarter of 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the second quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We recorded losses in the first six months of 2025 and in each of the last five fiscal years (notwithstanding the income we recognized in 2025 from the sale of 50 Enterprise Center, in 2022 from the sale of the inertial navigation business and in 2021 from the forgiveness of a PPP loan). Although our business was profitable in the fourth quarter of 2022 and second quarter of 2023, we may continue to incur losses as we face increasingly stiff competition. Our recent restructuring, workforce reductions and other cost-reduction measures may be insufficient to offset reductions in our revenues. Recent inflation in the prices of goods and services, including wages, has also hampered our ability to improve profitability. In order to maintain and improve our competitive position, generate revenue and achieve sustained profitability, we must continue to grow our airtime subscriber base, reduce our bandwidth and other costs, and continue to introduce new and improved solutions. Our inability to accomplish any of these goals could have a material adverse effect on our revenues, profitability and cash flow, and we cannot provide assurances as to when, or whether, we will achieve sustained profitability.

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

Our quarterly net sales and results of operations could continue to vary significantly for various reasons, many of which are outside our control. For example, service sales declined 6.6% in the second quarter of 2025 compared to the second quarter of 2024, and product sales decreased 10.6% in the second quarter of 2025 compared to the second quarter of 2024. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Our net sales or results of operations in a quarter may fall below the expectations of securities analysts or investors. If this occurs, the market price of our common stock could fall significantly. Our results of operations can fluctuate for many reasons, including the impact of competition and resulting changes in demand for our products and services; delays in order fulfillment, including as a result of shortages of components and raw materials; the mix of services and products we sell, including the mix of fixed rate and metered contracts for airtime services; our ability to manufacture, test and deliver products in a timely and cost-effective manner; the timing of new service and product introductions by us or our competitors; the scope and success of our investments in research and development; expenses incurred in pursuing acquisitions and investments; expenses incurred in expanding, maintaining, or improving our global HTS network; market and competitive pricing pressures; unanticipated charges or expenses, such as the aggregate $6.0 million impairment charges to goodwill and long-lived assets we recorded in the third quarter of 2023; the $1.1 million impairment charges to long-lived assets we recorded in the third quarter of 2024; the $5.2 million charge related to an inventory write-down, the $3.6 million provision for excess purchase order obligations and the $2.1 million charge for the discontinuation of a project for implementing a new manufacturing-centric accounting system that we recorded in the fourth quarter of 2023; expenses incurred in responding to stockholder activism; general economic climate; seasonality of pleasure boat and recreational vehicle usage; and the impact of supply chain disruptions.

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

In February 2024, we announced a staged wind-down of our product manufacturing operations, which was driven by reduced demand for our hardware products in the face of intensifying competition. We plan to discontinue our capital-intensive manufacturing activities by the end of 2026 and concentrate instead on growing sales of our multi-orbit, multi-channel, integrated communications solutions, including a transition to rely increasingly, and eventually exclusively, on third-party hardware compatible with our solutions. This multi-year strategy entails significant risks, including the loss of competitive differentiation as a leading manufacturer of award-winning products, the potentially irreversible loss of manufacturing expertise and know-how, increased dependence on third-party manufacturers and suppliers, the loss of control over technological innovations and improvements, significantly lower profit margins on third-party product resales, potential technological incompatibility with third-party hardware, potential additional significant provisions for excess and obsolete inventory and other charges, unanticipated expenses, and increased competition for service customers from product manufacturers. If we were to experience a resurgence in demand for our products, we may be unable to restart internal production or to engage a third party to reliably manufacture and deliver them on time and at an affordable cost. Accordingly, this strategic transition entails meaningful execution risk, particularly in light of our reductions-in-force in 2024 and the resulting loss of experienced employees. The failure to implement a successful transition to a new business model based upon third-party hardware would have a material adverse effect on our business, revenues and results of operations.

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

If we cannot adjust expenses in response to changes in our operations, our results of operations may be harmed. For example, the relatively fixed costs associated with our manufacturing operations sometimes prevent us from reducing those costs quickly in response to reductions in demand, resulting in negative product margins. To manage changes in our business effectively, we must, among other things, successfully complete the wind-down of our manufacturing operations, including correctly estimating the number of units to produce; secure appropriate satellite capacity to match demand for airtime services; manage our inventory effectively, particularly in light of the substantial provision for excess and obsolete inventory that we recorded in the fourth quarter of 2023; effectively manage our working capital; ensure robust cybersecurity protection of KVH and customer data and systems; and ensure that our procedures and internal controls are revised and updated to remain effective for our smaller workforce and the reduced size and scale of our business operations.

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

In response to increasing competitive pressure, we may take additional measures intended to increase profitability and align our business more closely with our current strategic and financial objectives, including engagement with new suppliers, further modifications to our manufacturing arrangements and other cost-reduction efforts. For example, in February 2024 we announced a staged wind-down of our manufacturing operations and a related reduction-in-force of 75 employees, as a result of which we have incurred aggregate charges of approximately $14.8 million, consisting of a $5.2 million non-cash charge related to an inventory write-down, a $3.6 million provision for excess purchase order obligations, approximately $3.9 million of severance charges, and a $2.1 million charge for the discontinuation of a project for implementing a new manufacturing-centric accounting system. We may also choose to dispose of assets or make strategic divestitures, such as the sale of our inertial navigation business in August 2022. During the third quarter of 2024, we commenced plans to sell the warehouse building and surface parking lot located at 75 Enterprise Center in Middletown, Rhode Island. In the second quarter of 2025, we completed the sale of the property, building, improvements, and land located at 50 Enterprise Center in Middletown, Rhode Island. These efforts may not succeed in improving profitability. Any of these changes could be disruptive to our business and could result in significant expense, including losses on any asset disposition or divestiture, accounting charges for any inventory or technology-related write-offs or any workforce reduction costs, such as those described elsewhere in risk factors. We could incur significant transaction costs, including for potential transactions that do not proceed. Substantial expense or charges resulting from restructuring activities, dispositions of assets or divestitures could adversely affect our results of operations and use of cash in the periods in which we take these actions. Any disposition of assets or divestiture could also result in the retention of liabilities and expenses that are not assumed by the buyer or the loss of operating income from the divested assets or operations, either of which could negatively impact profitability after any divestiture.

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

We manufacture all of our products at our manufacturing facility in Middletown, Rhode Island, and we have begun to wind down our manufacturing operations at that facility. We currently plan to discontinue the majority of our capital-intensive manufacturing activities by the end of 2026. Some of our production processes are complex, and we may be unable to respond rapidly to the loss of the use of our production facility. For example, we use some specialized equipment that may take time to replace if it is damaged or becomes unusable for any reason. In that event, shipments would be delayed, which could result in customer or dealer dissatisfaction, loss of sales and damage to our reputation. In light of the wind-down, we may elect to halt production rather than to incur significant expenses to repair or replace manufacturing equipment, which may limit our production and accelerate the loss of product sales.

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

The mobile connectivity market is intensely competitive, and we expect the intensity of competition to continue to increase in the future. We may not be able to compete successfully against current and future competitors, which would impair our ability to sell our products and services. We are facing significant competition from companies that seek to compete primarily on price as well as new, emerging LEO services, such as Starlink and OneWeb, as well as future LEO services such as Kuiper, Telesat, and others. Competition from these sources increased dramatically in 2023 and 2024 and continues in 2025, leading to material reductions in our VSAT subscriber base. These companies may continue to implement price reductions and discounts for both products and services, which have required us to reduce our prices or offer discounts in an effort to mitigate erosion of our market share. The majority of our customers have no long-term commitment and can switch providers without penalty. For example, AgilePlans customers are on month-to-month agreements. In the third quarter of 2024, we received and processed the anticipated service downgrade request from the U.S. Coast Guard, which reduces anticipated revenue from this customer for 2025 through 2027 by approximately 95%. As a result, we expect to generate substantially less revenue from the U.S. Coast Guard. For example, revenue from the U.S. Coast Guard declined from approximately $2.4 million in the third quarter of 2024 to approximately $0.1 million in the second quarter of 2025.

Many competitors have greater financial resources than we do, enabling them to operate at lower margins to gain market share. We believe increased competition contributed to the decreases in both our service sales and our product sales in the six months ended June 30, 2025, including unit sales of our VSAT products, and this trend may continue in future periods.

Some of the companies that we depend on to supply us with capacity on satellite communications networks may vertically integrate by introducing their own products and services to compete with ours, which might motivate them to stop providing satellite network capacity to us, or to make it available on less favorable terms.

Although KVH is a tier 1 reseller of Starlink terminals and services, we continue to face competitive challenges both from Starlink direct sales as well as from an expanding network of other Starlink resellers. A significant number of leisure customers have adopted Starlink systems for both two-way communications as well as streaming, which has impacted both our VSAT Broadband and TracVision satellite TV businesses. Although our leisure business accounts for less than 15% of our total revenue, competition from Starlink from various sources has had some adverse impact on our commercial business as well, particularly our growth in that segment and our overall VSAT subscriber base. While we did increase our subscriber count in the first and second quarters of 2025 and the second, third and fourth quarters of 2024, spurred by an increase in subscribers for Starlink service provided by KVH, the total number of our subscribers declined in the third and fourth quarter of 2023 and the first quarter of 2024. If we are unable to sustain growth, it would have a material adverse effect on our revenue, profitability, and cash flow.

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

Our communications solutions utilize third-party satellite services and other communication networks. We do not own the satellites that provide two-way satellite communications, the terrestrial networks that interconnect our facilities with the satellite teleports that communicate with the satellites, or any other communication network. Intelsat (acquired by SES in July 2025) and SKY Perfect JSAT currently provide the satellite capacity to support our global high-throughput satellite (HTS) broadband service, our TracNet H-series and TracPhone V-HTS series products and third-party products compatible with our services. Vodafone currently provides the 5G/LTE services used by our TracNet H-series terminals and compatible third-party products to provide cellular service in 150+ countries. For our TracNet Coastal products launched in December 2024, we purchase 5G/LTE cellular data from T-Mobile for service in the U.S. and Vodaphone for service globally. Additionally, we purchase cellular data from Flexiroam, a Mobile Virtual Network Operator (MVNO) with connectivity in over 200 countries. Starlink provides the data services for Starlink LEO services, while Eutelsat OneWeb provides the data connectivity for OneWeb LEO service, which we began providing for maritime use in the January 2025. We rely on Viasat/Inmarsat for satellite communications services for our FleetBroadband-compatible and FleetOne-compatible products. We also have an arrangement with Iridium for additional satellite communications services that we make available to our customers as a backup option to provide communications redundancy with our primary service offerings.

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

Economic and political conditions in the geographic markets we serve have experienced significant turmoil over the last several years, including recent changes in U.S. geopolitical priorities, a potential global recession, slow economic activity, war and refugee crises in the Middle East and Europe, tight credit markets, inflation and deflation concerns, increased interest rates, low consumer confidence, limited capital spending, adverse business conditions, terrorist attacks, changes in government priorities, trade wars, anti-globalization movements, efforts to combat climate change, restrictions on commercial fishing, a government shutdown, gridlock from a divided Congress, and liquidity concerns. These factors vary in intensity by region. For example, the war in the Middle East has resulted in periodic disruptions to global shipping, which could intensify and result in significant delays in shipments of products or supplies, materially increased shipping costs and loss of revenues. Further, recent tax reform legislation is predicted to substantially increase borrowing by the federal government, which could lead to both increased interest rates and increased inflation. We cannot predict the timing, duration, or ultimate impact of turmoil on our markets or our suppliers. We expect our business would be adversely impacted by any significant turmoil, to varying degrees and for varying amounts of time, in all our geographic markets.

Changes in U.S. trade policy, including the threat and imposition of significant tariffs and resulting changes in international trade relations, may have a material adverse effect on us.

The new presidential administration has introduced dramatic changes to the United States’ approach to international trade, which is disrupting existing bilateral and multi-lateral trade agreements and treaties with other countries. The U.S. has imposed, suspended, reinstated, reduced, increased or otherwise modified significant tariffs on a wide range of foreign goods and may continue to do so. Certain foreign governments have retaliated and may continue to do so. We derive a majority of our revenues from international sales, which makes us especially vulnerable to increased tariffs. Unpredictable and shifting priorities in U.S. trade policy are generating significant turmoil in international trade relations, and it is unclear what actions governments will or will not take with respect to tariffs or other international trade agreements and policies. For example, President Trump recently imposed tariffs ranging from 10% to 145% on an array of imports from Canada, Mexico, China and other countries. In response, these countries have imposed or are considering imposing retaliatory tariffs on U.S. exports and other restrictions on trade with the U.S. It is unclear what further action the presidential administration will take with respect to tariffs, but future tariff rates may be substantially higher than historical averages. Ongoing or new trade wars or other governmental action related to tariffs or international trade agreements or policies could substantially reduce demand for our services and products, increase our costs, reduce our profitability, adversely impact our supply chain or otherwise have a material adverse effect on our business and results of operations.

Changes in foreign currency exchange rates may negatively affect our financial condition and results of operations.

We face significant exposure to movements in exchange rates for foreign currencies, particularly the pound sterling and the euro. When the U.S. dollar strengthens against certain foreign currencies, this adversely affects revenues reported in U.S. dollars and decreases the reported value of our assets in foreign countries. Conversely, when the U.S. dollar weakens against certain foreign currencies, this positively affects revenues reported in U.S. dollars and increases the reported value of our assets in foreign countries. In the six months ended June 30, 2025, the U.S. dollar weakened significantly against the euro and certain other currencies, which increased the value of revenues generated in those currencies and the costs we pay in those currencies. We also have intragroup receivables and liabilities, such as loans, that can generate significant foreign currency effects. Changes in exchange rates, particularly the U.S. dollar against the pound sterling, could lead to the recognition of unrealized foreign exchange losses.

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

Research and development is inherently complex and uncertain, and our current and anticipated research and development projects may not achieve the results we seek. The financial resources that we devote to our research and development efforts have been decreasing significantly. Our efforts may not result in any viable service or product offerings or may result in service or product offerings whose performance, features, price or availability may not be attractive to customers or that we cannot sell profitably.

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

Historically, sales to customers outside the United States have accounted for an increasingly significant portion of our net sales. We derived 79%, 73% and 68% of our revenues in the six months ended June 30, 2025 and the years ended December 31, 2024 and 2023, respectively, from sales to these foreign customers. We have foreign offices in Denmark, the United Kingdom, Singapore, Japan, Norway and the Philippines, as well as a subsidiary in Brazil that manages local sales. Nonetheless, substantially all of our operations and a significant number of our key personnel are located in the United States. Our limited international operations may impair our ability to compete successfully in international markets and to meet the service and support needs of our customers in countries where we have little to no infrastructure. Risks associated with our international business activities may increase our costs and require significant management attention. These risks include restrictions on international travel, which may restrict our ability to grow and service our business; international shipping delays; tariffs; sanctions or other trade restrictions that preclude or restrict doing business with particular foreign governments, companies or individuals; technical challenges we may face in adapting our solutions to function with different satellite services and technology in use in various regions around the world; satisfaction of international regulatory requirements and delays and costs associated with procurement of any necessary licenses or permits; the potential unavailability of content licenses covering international waters and foreign locations; increased costs of providing customer support in multiple languages; increased costs of managing operations that are international in scope; potentially adverse tax consequences, including restrictions on the repatriation of earnings; protectionist laws and business practices that favor local competitors, which could slow our growth in international markets; potentially longer sales cycles; potentially longer accounts receivable payment cycles and difficulties in collecting accounts receivable; and economic and political instability in some international markets.

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

Our stock price has historically been volatile. During the period from January 1, 2020 to June 30, 2025, the trading price of our common stock ranged from $4.17 to $15.29. Many factors may cause our stock price to fluctuate, including variations in quarterly results; the introduction of new products and services by us or our competitors; adverse business developments; reductions-in-force; changes in estimates of our performance or recommendations by securities analysts; the hiring or departure of key personnel; acquisitions or strategic alliances involving us or our competitors; market conditions in our industry; and the global macroeconomic and geopolitical environment. Broad market fluctuations may adversely affect our stock price. When the market price of a company’s stock drops significantly, stockholders often institute securities litigation against that company. Any such litigation could cause us to incur significant expenses defending against the claim, divert the time and attention of our management and result in significant damages.

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

During the three months ended June 30, 2025, we repurchased 211,530 shares of common stock in open market transactions at a cost of approximately $1.1 million. During the six months ended June 30, 2025, we repurchased 242,348 shares of common stock in open market transactions at a cost of approximately $1.3 million. Except as noted above, there were no other repurchase programs outstanding.

During the three and six months ended June 30, 2025, no vested restricted shares were surrendered to us in satisfaction of tax withholding obligations.

The following table provides information about our repurchase of common stock during the three months ended June 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 - April 30	112,569	$5.08	112,569	$9,261,476
May 1 - May 31	68,338	5.17	68,338	8,905,931
June 1 - June 30	30,623	5.26	30,623	8,743,975
Total	211,530	5.14	211,530
(1)    Does not include broker commissions.

ITEM 6.    EXHIBITS
Exhibits:

Exhibit No.	Description	Filed with this Form 10-Q	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1

3.2	Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock of KVH Industries, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock		8-A	August 19, 2022	3.1

3.3	Amended and Restated Bylaws		10-Q	November 1, 2017	3.2

4.1	Specimen certificate for the common stock		10-K	March 2, 2018	4.1

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X

32.1	Section 1350 certification of principal executive officer and principal financial officer	X

101
The following financial information from KVH Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statements of Stockholders' Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to Consolidated Interim Financial Statements (unaudited).
		X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2025

KVH Industries, Inc.

By:	/s/ ANTHONY F. PIKE
Anthony F. Pike
(Duly Authorized Officer and Chief Financial Officer)