Form 10-Q
period 2025-09-30
KVH INDUSTRIES INC \DE\
filed 2025-11-06
CIK 1007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
November 3, 2025	Common Stock, par value $0.01 per share	19,573,251

KVH INDUSTRIES, INC. AND SUBSIDIARIES
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements
KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$72,804	$50,572
Accounts receivable, net of allowance for credit losses of $833 and $1,006 as of September 30, 2025 and December 31, 2024, respectively	24,302	21,624
Inventories	13,394	22,953
Prepaid expenses and other current assets	9,200	16,016
Current assets held for sale	—	11,410
Total current assets	119,700	122,575
Property and equipment, net	22,295	27,014
Intangible assets, net	537	828
Right of use assets	4,636	1,361
Other non-current assets	2,972	3,146
Deferred income tax asset	141	157
Total assets	$150,281	$155,081
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,012	$4,316
Accrued airtime	1,365	745
Accrued compensation and employee-related expenses	4,253	4,728
Accrued loss on future firm purchase commitments	—	919
Accrued other	2,105	2,134
Accrued product warranty costs	754	607
Deferred revenue	1,346	1,039
Current operating lease liability	591	660
Liability for uncertain tax positions	788	724
Total current liabilities	15,214	15,872
Long-term operating lease liability	4,017	569
Deferred income tax liability	3	15
Total liabilities	$19,234	$16,456
Commitments and contingencies (Notes 2, 11, and 16)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 21,293,839 and 21,240,525 shares issued at September 30, 2025 and December 31, 2024, respectively; and 19,573,517 and 19,784,416 shares outstanding at September 30, 2025 and December 31, 2024, respectively	213	212
Additional paid-in capital	168,470	167,287
Accumulated deficit	(20,466)	(12,752)
Accumulated other comprehensive loss	(3,708)	(4,032)
	144,509	150,715
Less: treasury stock at cost, common stock, 1,720,322 and 1,456,109 shares as of September 30, 2025 and December 31, 2024, respectively.	(13,462)	(12,090)
Total stockholders’ equity	131,047	138,625
Total liabilities and stockholders’ equity	$150,281	$155,081
See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Sales:
Service	$25,388	$24,410	$70,079	$74,122
Product	3,065	4,561	10,411	12,789
Net sales	28,453	28,971	80,490	86,911
Costs and expenses:
Costs of service sales	16,694	14,983	45,139	44,496
Costs of product sales	9,846	4,714	16,863	14,321
Research and development	969	1,407	3,072	6,771
Sales, marketing and support	4,884	4,932	14,854	15,650
General and administrative	3,691	3,789	10,806	13,214
Long-lived assets impairment charge	—	1,137	—	1,137
Total costs and expenses	36,084	30,962	90,734	95,589
Loss from operations	(7,631)	(1,991)	(10,244)	(8,678)
Interest income	681	629	1,827	2,416
Interest expense	—	2	—	2
Other income (expense), net	32	216	849	(348)
Loss before income tax expense	(6,918)	(1,148)	(7,568)	(6,612)
Income tax expense	16	51	146	126
Net loss	$(6,934)	$(1,199)	$(7,714)	$(6,738)

Net loss per common share
Basic	$(0.36)	$(0.06)	$(0.40)	$(0.35)
Diluted	$(0.36)	$(0.06)	$(0.40)	$(0.35)

Weighted average number of common shares outstanding:
Basic	19,361	19,433	19,418	19,367
Diluted	19,361	19,433	19,418	19,367
See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net loss	$(6,934)	$(1,199)	$(7,714)	$(6,738)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(676)	134	324	328
Other comprehensive (loss) income, net of tax(1)	(676)	134	324	328
Total comprehensive loss	$(7,610)	$(1,065)	$(7,390)	$(6,410)
(1) Tax impact was nominal for all periods.

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2025	21,224	$212	$168,082	$(13,532)	$(3,032)	(1,698)	$(13,346)	$138,384
Net loss	—	—	—	(6,934)	—	—	—	(6,934)
Other comprehensive loss	—	—	—	—	(676)	—	—	(676)
Stock-based compensation	—	—	366	—	—	—	—	366
Issuance of common stock under employee stock purchase plan	4	—	17	—	—	—	—	17
Acquisition of treasury stock	—	—	—	—	—	(22)	(116)	(116)
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	66	1	5	—	—	—	—	6
Balance at September 30, 2025	21,294	$213	$168,470	$(20,466)	$(3,708)	(1,720)	$(13,462)	$131,047

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	21,241	$212	$167,287	$(12,752)	$(4,032)	(1,456)	$(12,090)	$138,625
Net loss	—	—	—	(7,714)	—	—	—	(7,714)
Other comprehensive income	—	—	—	—	324	—	—	324
Stock-based compensation	—	—	1,137	—	—	—	—	1,137
Issuance of common stock under employee stock purchase plan	4	—	17	—	—	—	—	17
Acquisition of treasury stock	—	—	—	—	—	(264)	(1,372)	(1,372)
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	49	1	29	—	—	—	—	30
Balance at September 30, 2025	21,294	$213	$168,470	$(20,466)	$(3,708)	(1,720)	$(13,462)	$131,047

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2024	21,170	$212	$166,490	$(7,243)	$(3,991)	(1,456)	$(12,090)	$143,378
Net loss	—	—	—	(1,199)	—	—	—	(1,199)
Other comprehensive loss	—	—	—	—	134	—	—	134
Stock-based compensation	—	—	385	—	—	—	—	385
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	85	1	(1)	—	—	—	—	—
Balance at September 30, 2024	21,255	$213	$166,874	$(8,442)	$(3,857)	(1,456)	$(12,090)	$142,698

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	21,067	$211	$165,140	$(1,704)	$(4,185)	(1,456)	$(12,090)	$147,372
Net loss	—	—	—	(6,738)	—	—	—	(6,738)
Other comprehensive income	—	—	—	—	328	—	—	328
Stock-based compensation	—	—	1,629	—	—	—	—	1,629
Issuance of common stock under employee stock purchase plan	24	—	95	—	—	—	—	95
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	164	2	10	—	—	—	—	12
Balance at September 30, 2024	21,255	$213	$166,874	$(8,442)	$(3,857)	(1,456)	$(12,090)	$142,698
See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(7,714)	$(6,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	67	35
Depreciation and amortization	8,126	10,250
Impairment charge to goodwill and long-lived assets	—	1,137
Deferred income taxes	4	36
(Gain) loss on disposals of fixed assets	(365)	1,850
Gain on sale of fixed assets located at 50 Enterprise Center Middletown, Rhode Island	(1,319)	—
Loss on sale of fixed assets located at 75 Enterprise Center Middletown, Rhode Island	300	—
Compensation expense related to stock-based awards and employee stock purchase plan	1,137	1,629
Unrealized currency translation loss	306	280
Changes in operating assets and liabilities:
Accounts receivable	(2,704)	896
Inventories	9,559	(6,157)
Prepaid expenses and other current assets	6,866	(16,128)
Other non-current assets	278	692
Accounts payable	(310)	5,404
Deferred revenue	232	(270)
Accrued compensation, product warranty and other	(748)	(6,489)
Net cash provided by (used in) operating activities	$13,715	$(13,573)
Cash flows from investing activities:
Capital expenditures	(5,012)	(6,570)
Cash paid for acquisition of intangible asset	(26)	(31)
Proceeds from sale of fixed assets	2,033	—
Proceeds from the sale of fixed assets located at 50 Enterprise Center Middletown, Rhode Island	4,926	—
Proceeds from the sale of fixed assets located at 75 Enterprise Center Middletown, Rhode Island	7,838	—
Purchases of marketable securities	—	(1,892)
Maturities and sales of marketable securities	—	25,000
Net cash provided by investing activities	$9,759	$16,507
Cash flows from financing activities:
Proceeds from stock options exercised and employee stock purchase plan	46	96
Purchase of treasury stock	(1,372)	—
Net cash (used in) provided by financing activities	$(1,326)	$96
Effect of exchange rate changes on cash and cash equivalents	84	72
Net increase in cash and cash equivalents	22,232	3,102
Cash and cash equivalents at beginning of period	50,572	11,294
Cash and cash equivalents at end of period	$72,804	$14,396
Supplemental disclosure of non-cash investing and financing activities:
Amounts in accrued other and accounts payable related to property and equipment additions	$27	$31
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

KVH’s service sales primarily represent revenue earned from satellite Internet airtime services. In March 2023, KVH began selling terminals for the Starlink Low Earth Orbit (LEO) service and in September 2023 became a Starlink authorized hardware and airtime reseller. In October 2024, we expanded our portfolio to include Starlink Local Priority data plans, which is primarily for stationary and in-motion commercial use on land. KVH further expanded its LEO service and hardware portfolio in January 2025 with the launch of OneWeb service for maritime applications. In addition, KVH provides, for monthly fixed and per-usage fees, satellite connectivity encompassing broadband Internet and Voice over Internet Protocol (VoIP) services, to its TracNet® H-series and TracPhone® V-HTS series customers via KVH’s global high-throughput satellite (HTS) network. Revenue from our cellular airtime service supplements KVH’s satellite-only airtime revenue following the July 2022 launch of the KVH ONE® hybrid network and TracNet H-series terminals and the subsequent introduction of the TracNet Coastal cellular/Wi-Fi terminal. KVH provides this combination of services and products in more than 130 countries. The May 2023 introduction of the KVH ONE OpenNet Program expanded access to KVH’s global HTS network and airtime services to non-KVH terminals.

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

The consolidated interim financial statements have not been audited by the Company’s independent registered public accounting firm and include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These consolidated interim financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2024 filed on March 10, 2025 with the Securities and Exchange Commission. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of operating results for the remainder of the year.

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

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries located in Denmark, Singapore, Brazil and Cyprus are maintained using the United States dollar as the functional currency. Exchange rates in effect on the date of the transaction are used to record monetary assets and liabilities. Revenue and other expense elements are recorded at rates that approximate the rates in effect on the transaction dates. Foreign currency exchange gains and losses are recognized within “other expense, net” in the accompanying consolidated statements of operations. The Company recorded net foreign currency exchange losses, which are comprised of both realized and unrealized foreign currency exchange gains and losses, in its accompanying consolidated statements of operations of $(9) and $(48) for the three months ended September 30, 2025 and 2024, respectively, and $(141) and $(317) for the nine months ended September 30, 2025 and 2024, respectively.

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

(4)    Marketable Securities

In the fourth quarter of 2024, the balance of our marketable securities held by Wells Fargo was liquidated and transferred to an interest-bearing account held by Bank of America, N.A. Interest income from marketable securities was $0 and $466 during the three months ended September 30, 2025 and 2024, respectively, and $0 and $1,892 during the nine months ended September 30, 2025 and 2024, respectively.

We held no marketable securities as of September 30, 2025 and December 31, 2024.

(5)     Stockholder's Equity

(a) Stock Equity and Incentive Plan
The Company recognizes stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation-Stock Compensation. Stock-based compensation expense was $367 and $384, excluding $(1) and $1 of compensation expense related to our Amended and Restated 1996 Employee Stock Purchase Plan, or the ESPP, for the three months ended September 30, 2025 and 2024, respectively, and $1,134 and $1,622, excluding $3 and $7 of compensation expense related to ESPP, for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, there was $1,708 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.87 years. As of September 30, 2025, there was $1,117 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 1.52 years.

Stock Options

During the three months ended September 30, 2025, no shares of common stock were issued upon the exercise of stock options. No shares were surrendered to the Company to satisfy minimum tax withholding obligations. Additionally, during the three months ended September 30, 2025, no stock options were granted and 132 stock options expired, were canceled or were forfeited. During the three months ended September 30, 2024, no shares of common stock were issued upon the exercise of stock options. No shares were surrendered to the Company to satisfy minimum tax withholding obligations. Additionally, during the three months ended September 30, 2024, no stock options were granted and 230 stock options expired, were canceled or were forfeited.

During the nine months ended September 30, 2025, 6 shares of common stock were issued upon the exercise of stock options. No shares were surrendered to the Company to satisfy minimum tax withholding obligations. Additionally, during the nine months ended September 30, 2025, 575 stock options were granted and 259 stock options expired, were canceled or were forfeited. During the nine months ended September 30, 2024, no shares of common stock were issued upon the exercise of stock options. No shares were surrendered to the Company to satisfy minimum tax withholding obligations. Additionally, during the nine months ended September 30, 2024, 266 stock options were granted and 501 stock options expired, were canceled or were forfeited. The Company has historically estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions utilized to determine the fair value of options granted during the nine months ended September 30, 2025 and 2024 are as follows:

	Nine Months Ended September 30,
	2025	2024
Risk-free interest rate	3.93%	4.36%
Expected volatility	40.81%	48.63%
Expected life (in years)	3.77	4.32
Dividend yield	0%	0%

As of September 30, 2025, there were 1,264 options outstanding with a weighted average exercise price of $7.09 per share and 380 options exercisable with a weighted average exercise price of $9.22 per share. As of September 30, 2024, there were 995 options outstanding with a weighted average exercise price of $8.23 per share and 410 options exercisable with a weighted average exercise price of $9.32 per share.

Restricted Stock

During the three months ended September 30, 2025, 70 shares of restricted stock were granted with a weighted average grant date fair value of $5.50 per share and 4 shares of restricted stock were forfeited. Additionally, during the three months ended September 30, 2025, 1 shares of restricted stock vested. During the three months ended September 30, 2024, 85 shares of restricted stock were granted with a weighted average grant date fair value of $4.51 per share and no share of restricted stock were forfeited. Additionally, during the three months ended September 30, 2024, 16 shares of restricted stock vested.

During the nine months ended September 30, 2025, 70 shares of restricted stock were granted with a weighted average grant date fair value of $5.50 per share and 26 shares of restricted stock were forfeited. Additionally, during the nine months ended September 30, 2025, 147 shares of restricted stock vested. During the nine months ended September 30, 2024, 207 shares of restricted stock were granted with a weighted average grant date fair value of $4.82 per share and 43 shares of restricted stock were forfeited. Additionally, during the nine months ended September 30, 2024, 158 shares of restricted stock vested.

As of September 30, 2025 and 2024, the Company had no unvested outstanding options and no outstanding shares of restricted stock that were subject to performance-based or market-based vesting conditions.

(b) Employee Stock Purchase Plan

The Company's ESPP affords eligible employees the right to purchase common stock, via payroll deductions, through various offering periods at a purchase price equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the three months ended September 30, 2025 and 2024, 4 and 0 shares were issued under the ESPP, respectively. During the nine months ended September 30, 2025 and 2024, 4 and 24 shares were issued under the ESPP, respectively. The Company recorded compensation charges related to the ESPP of $(1) and $1 for the three months ended September 30, 2025 and 2024, respectively, and $3 and $7 for the nine months ended September 30, 2025 and 2024, respectively.

(c) Stock-Based Compensation Expense
The following table presents stock-based compensation expense, including expense for the ESPP, in the Company's consolidated statements of operations for the nine months ended September 30, 2025 and 2024, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of service sales	$6	$8	$19	$22
Cost of product sales	12	5	22	19
Research and development	15	63	7	326
Sales, marketing and support	61	74	215	219
General and administrative	272	235	874	1,043
	$366	$385	$1,137	$1,629

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

The balances for the three months ended September 30, 2025 and 2024 are as follows:

	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, June 30, 2025	$(3,032)	$(3,032)
Other comprehensive loss	(676)	(676)
Net other comprehensive loss	(676)	(676)
Balance, September 30, 2025	$(3,708)	$(3,708)

	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, June 30, 2024	$(3,991)	$(3,991)
Other comprehensive income	134	134
Net other comprehensive income	134	134
Balance, September 30, 2024	$(3,857)	$(3,857)

The balances for the nine months ended September 30, 2025 and 2024 are as follows:

	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2024	$(4,032)	$(4,032)
Other comprehensive income	324	324
Net other comprehensive income	324	324
Balance, September 30, 2025	$(3,708)	$(3,708)

	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2023	$(4,185)	$(4,185)
Other comprehensive income	328	328
Net other comprehensive income	328	328
Balance, September 30, 2024	$(3,857)	$(3,857)

(6)     Net Loss per Common Share

    Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. For the three and nine months ended September 30, 2025, since there was a net loss, the company excluded 1,350 and 1,187 shares underlying outstanding stock options and non-vested restricted shares from its diluted loss per share calculation as inclusion of these convertible securities would have reduced the net loss per share. For the three and nine months ended September 30, 2024, since there was a net loss, the company excluded 1,165 and 1,088 shares, respectively, in outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these convertible securities would have reduced the net loss per share.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Weighted average common shares outstanding—basic	19,361	19,433	19,418	19,367
Dilutive common shares issuable in connection with stock plans	—	—	—	—
Weighted average common shares outstanding—diluted	19,361	19,433	19,418	19,367

(7)     Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in first-out costing method. Inventories as of September 30, 2025 and December 31, 2024 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	September 30, 2025	December 31, 2024
Raw materials	$6,850	$15,379
Work in process	2,220	2,469
Finished goods	4,324	5,105
	$13,394	$22,953

During the three and nine months ended September 30, 2025, the Company recorded a $5,510 inventory write-down related primarily to further reduced demand for certain of the Company’s hardware products as well as a reduction in the prices the Company charges for certain TracNet H-series terminals. The Company implemented this price reduction at the end of the third quarter of 2025 and, as a result, reduced the value of its remaining inventory of those products to net realizable value based on lower customer pricing. Please see Note 17 for additional details surrounding the wind-down of the Company’s manufacturing activities.

(8)     Prepaid Expenses and Other Current Assets

	September 30, 2025	December 31, 2024
Prepaid Starlink pooled data	$3,501	$14,137
Other prepaid expenses and other current assets	5,699	1,879
	$9,200	$16,016

During the second quarter of 2024, KVH expanded its relationship with Starlink through a bulk data distribution agreement. Under the agreement, KVH prepaid for access to a large block of Starlink Global Priority data at favorable rates. The agreement provides KVH flexibility in the development and sales of custom, cost-effective airtime plans using Starlink’s Global Priority service. KVH began drawing from this prepaid pooled data in the third quarter of 2024. This block of data is expected to be fully consumed by the end of the fourth quarter of 2025. KVH anticipates that it will purchase another, substantially larger block of Starlink Global Priority data in the fourth quarter of 2025.

(9)     Property and Equipment

Property and equipment, net, as of September 30, 2025 and December 31, 2024 consist of the following:

	September 30, 2025	December 31, 2024
Leasehold improvements	340	336
Machinery and equipment	2,071	6,021
Revenue-generating assets	58,971	61,380
Office and computer equipment	7,334	10,561
Motor vehicles	—	31
	68,716	78,329
Less accumulated depreciation	(46,421)	(51,315)
	$22,295	$27,014

Depreciation expense was $2,525 and $3,163 for the three months ended September 30, 2025 and 2024, respectively, and $7,809 and $9,947 for the nine months ended September 30, 2025 and 2024, respectively.

Certain revenue-generating hardware assets are utilized by the Company in the delivery of the Company's airtime services, media and other content.

As of September 30, 2025 and December 31, 2024, the long-lived tangible assets related to the Company’s international subsidiaries were less than 10% of the Company’s long-lived tangible assets.

In the third quarter of 2024, the Company commenced its plan to sell the warehouse building and surface parking lot located at 75 Enterprise Center in Middletown, Rhode Island (“75 Enterprise Center”). As of September 30, 2024, 75 Enterprise Center had a carrying value of approximately $7.8 million. The Company determined that all of the criteria to classify 75 Enterprise Center as held for sale had been met as of September 30, 2024. The estimated fair value was determined based upon the anticipated sales price of these assets based on current market conditions and assumptions made by management, less selling costs. The Company recorded an impairment charge of $1.1 million during the three and nine months ended September 30, 2024, as the carrying value of 75 Enterprise Center at the time the asset for sale criteria were met exceeded the fair value less costs to sell. The sale was completed in September 2025, resulting in a loss of $0.3 million, which is included in other income (expense), net in the Company's consolidated statement of operations for the three and nine months ended September 30, 2025. The Company also entered into an agreement with the buyer to lease this property until the end of March 2026 for approximately $0.1 million.

Additionally, in the third quarter of 2024, the Company commenced its plan to sell the property, building, improvements, and land located at 50 Enterprise Center in Middletown, Rhode Island (“50 Enterprise Center”). As of September 30, 2024, 50 Enterprise Center had a carrying value of approximately $3.6 million. The Company determined that all of the criteria to classify 50 Enterprise Center as held for sale had been met as of September 30, 2024. The estimated fair value of 50 Enterprise Center at that date exceeded its carrying value. In March 2025, the Company entered into an agreement with another buyer to sell 50 Enterprise Center for $5.3 million. The sale was completed in June 2025, resulting in a gain of $1.3 million, which is included in other income (expense), net in the Company's consolidated statement of operations for the nine months ended September 30, 2025.

(10)     Product Warranty

The Company’s products carry standard limited warranties that range from one to two years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company also offers extended warranties on its products for up to five years, The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying consolidated statements of operations. As of September 30, 2025 and December 31, 2024, the Company had accrued product warranty costs of $754 and $607, respectively.

The following table summarizes product warranty activity during 2025 and 2024:

	Nine Months Ended
	September 30,
	2025	2024
Beginning balance	$607	$828
Charges to expense	625	398
Costs incurred	(478)	(642)
Ending balance	$754	$584

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

No financial assets or liabilities were measured at fair value based upon the ASC 820 fair value hierarchy as of September 30, 2025 or December 31, 2024.
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

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company's non-financial assets, such as intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if indications of impairment exist. There was no impairment of the Company's non-financial assets noted during the nine months ended September 30, 2025. There was a $1.1 million impairment of the Company's long-lived assets during the nine months ended September 30, 2024. See note 9 for further information. The Company does not have any liabilities that are recorded at fair value on a non-recurring basis.

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

The changes in the carrying amount of intangible assets during the nine months ended September 30, 2025 are as follows:

Amounts
Balance at December 31, 2024	$828
Amortization expense	(317)
Intangible assets acquired in asset acquisition	26
Foreign currency translation adjustment	—
Balance at September 30, 2025	$537

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

Acquired intangible assets are subject to amortization. The following table summarizes acquired intangible assets at September 30, 2025 and December 31, 2024, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2025
Subscriber relationships	$77	$33	$44
Distribution rights	1,250	757	493
Intellectual property	2,284	2,284	—
	$3,611	$3,074	$537
December 31, 2024
Subscriber relationships	$51	$13	$38
Distribution rights	1,250	460	790
Intellectual property	2,284	2,284	—
	$3,585	$2,757	$828

Amortization expense related to intangible assets was $107 and $102 for the three months ended September 30, 2025 and 2024, respectively, and $317 and $303 for the nine months ended September 30, 2025 and 2024, respectively. Amortization expense was categorized as general and administrative expense.

As of September 30, 2025, the total weighted average remaining useful lives of the definite-lived intangible assets was 1.3 years.

Estimated future amortization expense for intangible assets recorded by the Company at September 30, 2025 is as follows:

Years ending December 31,	Amortization Expense
2025	$108
2026	429
Total amortization expense	$537

(14)     Revenue from Contracts with Customers

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised products and services. The amount of revenue recognized reflects the consideration which the Company expects to be entitled to receive in exchange for these products and services.

Disaggregation of Revenue

The following table summarizes net sales from contracts with customers for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Service - over time	$25,388	$24,410	$70,079	$74,122
Product - point in time	3,065	4,561	10,411	12,789
Total net sales	$28,453	$28,971	$80,490	$86,911

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

The Company offers a comprehensive family of mobile satellite antenna services and products that provide access to the Internet, television, and VoIP services while on the move. Service sales of airtime service accounted for 83% and 79% of the Company's consolidated net sales for the three months ended September 30, 2025 and 2024, respectively, and 80% of the Company's consolidated net sales for both the nine months ended September 30, 2025 and 2024. The balance of service sales are comprised of distribution of commercially licensed entertainment and news, product repairs, and extended warranty sales. Product sales accounted for 11% and 16% of the Company's consolidated net sales for the three months ended September 30, 2025 and 2024, respectively, and 13% and 15% of the Company's consolidated net sales for the nine months ended September 30, 2025 and 2024, respectively.

No other single product class accounts for 10% or more of the Company's consolidated net sales.

The Company operates in a number of major geographic areas, including internationally. Revenues from international locations primarily include Singapore, Canada, South American countries, European Union countries and other European countries, and countries in Africa, the Middle East and Asia/Pacific, including India. Revenues are based upon customer location, and revenues from international locations represented 77% and 71% of consolidated net sales for the three months ended September 30, 2025 and 2024, respectively, and 78% and 72% of consolidated net sales for the nine months ended September 30, 2025 and 2024, respectively. Sales to Singapore customers represented 21% and 20% of the Company's consolidated net sales for the three months ended September 30, 2025 and 2024, respectively. No other individual foreign country represented 10% or more of the Company's consolidated net sales for the three months ended September 30, 2025 or 2024. Sales to Singapore customers represented 22% and 21% of the Company's consolidated net sales for the nine months ended September 30, 2025 and 2024, respectively. No other individual foreign country represented 10% or more of the Company's consolidated net sales for the nine months ended September 30, 2025 or 2024.

Business and Credit Concentrations

The Company is potentially subject to financial instrument concentration of credit risk through its cash and cash equivalents. To mitigate these risks, the Company maintains cash and cash equivalents with reputable and nationally recognized financial institutions. As of September 30, 2025, substantially all of the cash and cash equivalents were held by Bank of America, N.A.

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

One customer accounted for 12% and 11% of consolidated net sales for the nine months ended September 30, 2025 and 2024, respectively. No other customers accounted for 10% or more of consolidated net sales for the nine months ended September 30, 2025 and 2024. One customer accounted for approximately 18% and 19% of accounts receivable at September 30, 2025 and December 31, 2024, respectively. One customer accounted for 28% and 45% of long-term accounts receivable included in other non-current assets on the consolidated balance sheets related to sales-type leases at September 30, 2025 and December 31, 2024, respectively.

Certain components from third parties used in the Company’s products are procured from single sources of supply. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the Company’s delivery of products and thereby materially adversely affect the Company’s revenues and operating results.

(15)     Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2025 was (0.2)% and (1.9)%, respectively, compared with (4.4)% and (1.9)%, for the corresponding periods in the prior year. The effective income tax rate is based on estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable periods, including retroactive changes in tax legislation, settlements of tax audits or assessments, and the resolution or identification of tax position uncertainties.

For the three and nine months ended September 30, 2025 and 2024, the effective tax rates differed from the statutory tax rate primarily due to the Company maintaining a valuation allowance reserve on its U.S. deferred tax assets, discrete tax adjustments and the composition of income from foreign jurisdictions taxed at lower rates.

As of September 30, 2025 and December 31, 2024, the Company had reserves for uncertain tax positions of $788 and $724, respectively. There were no material changes during the nine months ended September 30, 2025 to the Company’s reserve for uncertain tax positions. The Company estimates that it is reasonably possible that the balance of unrecognized tax benefits as of September 30, 2025 may decrease $16 in the next twelve months as a result of a lapse of statutes of limitations and settlements with taxing authorities.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company does not expect the OBBBA to have a material impact on its consolidated financial statements.

(16)     Leases

Lessee

The Company has operating leases for office facilities, equipment, and satellite service capacity and related equipment. Lease expense was $232 and $376 for the three months ended September 30, 2025 and 2024, respectively, and $738 and $1,095 for the nine months ended September 30, 2025 and 2024, respectively. Short-term operating lease costs were $24 and $20 for the three months ended September 30, 2025 and 2024, respectively, and $70 and $59 for the nine months ended September 30, 2025 and 2024, respectively. Maturities of lease liabilities as of September 30, 2025 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows:

Remainder of 2025	$233
2026	741
2027	840
2028 and thereafter	3,695
Total minimum lease payments	$5,509

Less amount representing interest	$(901)
Present value of net minimum operating lease payments	$4,608
Less current installments of obligation under current-operating lease liabilities	$591
Obligations under long-term operating lease liabilities, excluding current installments	$4,017

Weighted-average remaining lease term - operating leases (years)	6.14
Weighted-average discount rate - operating leases	5.50%

On July 23, 2025, the Company entered into a new lease agreement for approximately 32,000 square feet of office and warehouse space in Bristol, Rhode Island. The Company currently plans to migrate its Rhode Island operations to this leased facility in the spring of 2026, at which point its costs of sales and operational expenditures will include lease expense at the rate of approximately $0.6 million for the first year of the lease (excluding three months of free rent), with fixed annual increases thereafter. The lease agreement is for a term of 87 months with an option to extend the lease an additional 10 years. This lease agreement resulted in a right of use asset and operating lease liabilities of approximately $3,600 as of September 30, 2025.

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

The current portion of the net investment in these leases was $3,056 as of September 30, 2025 and the non-current portion of the net investment in these leases was $2,971 as of September 30, 2025. The current portion of the net investment in the leases is included in accounts receivable, net of allowance for doubtful accounts on the accompanying consolidated balance sheets, and the non-current portion of the net investment in these leases is included in other non-current assets on the accompanying consolidated balance sheets. Interest income from sales-type leases was $90 and $108 during the three months ended September 30, 2025 and 2024, respectively, and $293 and $354 during the nine months ended September 30, 2025 and 2024, respectively.

The future undiscounted cash flows from these leases as of September 30, 2025 are:

Remainder of 2025	$1,363
2026	2,532
2027	1,754
2028	702
2029	126
2030	18
Total undiscounted cash flows	$6,495

Present value of lease payments	$6,027
Difference between undiscounted cash flows and discounted cash flows	$468

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

The Company expects that it will continue its product manufacturing activities for a period of time in order to generate a targeted amount of inventory of maritime satellite connectivity and satellite television terminals to meet anticipated demand and that it will cease substantially all manufacturing activity by the end of 2026. The Company expects to continue to facilitate customer transition to third-party hardware products compatible with the Company’s mobile satellite communications services. The Company also plans to continue to conduct maintenance, refurbishment service, warehousing, shipping and receiving activities at the Middletown, Rhode Island location until the Company's anticipated relocation in the spring of 2026.

As part of this restructuring, the Company reduced its headcount by approximately 75 employees, or approximately 20% of its total workforce as of the time the Company announced the restructuring. In 2024, the Company incurred aggregate severance charges of approximately $3.9 million, consisting of approximately $3.6 million of cash charges and approximately $0.3 million of non-cash charges arising from pre-existing contractual obligations to accelerate vesting of certain outstanding equity compensation awards. For the aggregate severance charges of approximately $3.9 million, the Company recorded in its consolidated statement of operations $0.9 million in cost of product sales, $1.4 million in research and development, $0.7 million in sales, marketing and support, and $0.8 million in general and administrative. The Company did not incur restructuring charges in the three and nine months ended September 30, 2025 related to the staged wind-down of the Company's manufacturing activities.

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

The key measure of segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s consolidated net income (loss). This is reviewed against budgeted expectations to assess segment performance and allocate resources. The Company’s segment net income for the nine months ended September 30, 2025 and 2024 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Sales:
Service	$25,388	$24,410	$70,079	$74,122
Product	3,065	4,561	10,411	12,789
Net Sales	28,453	28,971	80,490	86,911

Cost of service sales
VSAT airtime	10,471	13,144	31,214	39,767
LEO airtime	5,547	1,340	12,095	3,154
Other (1)	676	499	1,830	1,575
	16,694	14,983	45,139	44,496
Cost of product sales
VSAT	514	834	1,698	1,816
LEO	1,591	1,585	4,179	4,335
TracVision & land mobile	302	742	1,622	2,685
Other (2)	7,439	1,553	9,364	5,485
	9,846	4,714	16,863	14,321
Research and development
Personnel costs	796	1,074	2,568	5,666
Professional fees	26	44	77	168
Other (3)	147	289	427	937
	969	1,407	3,072	6,771
Sales, marketing and support
Personnel costs	3,582	3,460	10,191	10,750
Professional fees	356	231	957	612
Other (4)	946	1,241	3,706	4,288
	4,884	4,932	14,854	15,650
General and administrative
Personnel costs	2,268	1,734	6,193	7,747
Professional fees	505	899	1,508	1,926
Other (5)	918	1,156	3,105	3,541
	3,691	3,789	10,806	13,214

Long-lived asset impairment charge	—	1,137	—	1,137

Other segment items (6)	(697)	(792)	(2,530)	(1,940)

Net loss	$(6,934)	$(1,199)	$(7,714)	$(6,738)

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

(6)Other segment items includes interest income; other income (expense), net; and income tax expense (benefit) line items on the face of the income statement

Regarding the Company's long-lived assets of $26,931, $8,995 of these assets are located inside of the United States. Regarding the assets located outside of the United States, $6,346 are located in Singapore. The geographic location of the Company's AgilePlans revenue-generating assets has been determined based upon the customer shipping address.

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

During the three months ended September 30, 2025, the Company repurchased 22 shares of common stock in open market transactions at a cost of approximately $116. During the nine months ended September 30, 2025, the Company repurchased 264 shares of common stock in open market transactions at a cost of approximately $1,372. Except as noted above, there were no other repurchase programs outstanding.

(20)     Subsequent Events

On October 8, 2025, the Company acquired certain customer and vendor agreements and other assets from a satellite services provider operating in the Asia-Pacific region for a purchase price consisting of approximately $3.1 million in cash. The Company also paid approximately $0.6 million for certain satellite communications equipment related inventory. The Company expects to record one or more intangible assets with respect to these transactions.

In connection with the acquisition, a subsidiary of the Company made offers of employment to eleven employees of the seller, all of which have been accepted. The Company also entered into transition arrangements with the seller to facilitate the orderly transfer of acquired assets. The transfer of certain agreements requires the consent of the counterparty. The Company expects that, if consent is not obtained, the Company and the seller will fulfill those agreements through subcontracting arrangements, where permitted. The agreements remain terminable in accordance with their terms, and the unanticipated termination of any of the agreements may prevent the Company from realizing some or all of the anticipated benefits of the acquisition.

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

We generate a substantial majority of our revenues from sales of satellite Internet airtime services. We provide, for monthly fixed fees and per-usage fees, satellite connectivity encompassing broadband Internet, data and VoIP services, to customers via our KVH ONE hybrid network, which integrates global satellite service (including Ku-band VSAT using the Intelsat (acquired by SES in July 2025) HTS network along with Starlink, OneWeb, Iridium, and other satellite services), KVH-provided cellular service in more than 130 countries, and shore-based Wi-Fi access. In March 2023, we began selling Starlink terminals and, in September 2023, we became a Starlink authorized hardware and airtime reseller offering Global Priority data plans for maritime use. In October 2024, we expanded our portfolio to include Starlink Local Priority data plans, which is primarily for stationary and in-motion commercial use on land. In the third quarter of 2025, Starlink products and services were our fastest growing products and services. We are also now earning usage fees from our offering of OneWeb maritime service, which we launched in January 2025. Revenue from our cellular airtime service supplements our satellite-only airtime revenue. In addition, we earn monthly usage fees from sales of third-party satellite connectivity for VoIP and supplemental services to our Inmarsat, Iridium, and Starlink customers. In December 2024, we introduced our TracNet Coastal and TracNet Coastal Pro terminals, expanding our extensive multi-channel portfolio of maritime products and services with a standalone 5G/cellular and Wi-Fi system. We also generate service revenue from product repairs and extended warranty sales.

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

In February 2024, we announced a staged wind-down of our product manufacturing operations at our Middletown, Rhode Island location. The wind-down was driven by reduced demand for our hardware products in the face of intensifying competition in the third and fourth quarters of 2023. We concluded that we should discontinue our capital-intensive manufacturing activities and concentrate our efforts on growing sales of our multi-orbit, multi-channel, integrated communications solutions. We expect that we will continue our product manufacturing activities in order to generate a targeted amount of inventory of maritime satellite connectivity and satellite television terminals to meet anticipated demand into 2026 and that we will cease substantially all manufacturing activity by the end of 2026. This wind-down has been extended from the end of 2025 because the reduced workforce has been prioritizing fulfilling LEO product orders and refurbishing AgilePlans terminals over manufacturing new units. We expect to continue to facilitate customer transition to third-party hardware products compatible with our mobile satellite communications services. We also plan to continue to conduct maintenance, service, warehousing, shipping and receiving activities at the Middletown, Rhode Island location until our anticipated relocation in the spring of 2026.

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

During the second quarter of 2024, we expanded our relationship with Starlink through a bulk data distribution agreement. Under the agreement, we prepaid $17.0 million for access to a large block of Starlink Global Priority data at favorable rates. The agreement provides us flexibility in the development and sale of custom airtime plans using Starlink’s Global Priority service. This block of data is expected to be fully consumed by the fourth quarter of 2025. In recognition of the substantial growth of Starlink airtime services as a percentage of our revenue, we anticipate that we will purchase another, substantially larger block of Starlink Global Priority data in the fourth quarter of 2025.

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

In December 2024, we entered into an agreement to sell 75 Enterprise Center for $8.5 million. The sale was completed in September 2025, resulting in a loss of $0.3 million, which is included in other income (expense), net in our consolidated statement of operations for the three and nine months ended September 30, 2025. The sale generated $7.8 million of net cash. In September 2025, we also entered into an agreement with the buyer to lease this property until the end of March 2026 for approximately $0.1 million.

Additionally, in the third quarter of 2024, we commenced our plan to sell the property, building, improvements, and land located at 50 Enterprise Center in Middletown, Rhode Island (“50 Enterprise Center”). As of September 30, 2024, 50 Enterprise Center had a carrying value of approximately $3.6 million. We determined that all of the criteria to classify 50 Enterprise Center as held for sale had been met as of September 30, 2024. The estimated fair value of 50 Enterprise Center at that date exceeded its carrying value. In December 2024, we entered into an agreement to sell 50 Enterprise Center, subject to the buyer’s right to terminate the agreement during an inspection period. In January 2025, before the end of the inspection period, we received notice of termination from the buyer. In March 2025, we entered into an agreement with another buyer to sell 50 Enterprise Center for $5.3 million. The sale was completed in June 2025, resulting in a gain of $1.3 million, which is included in other income (expense), net in our consolidated statement of operations for the nine months ended September 30, 2025. The sale generated $4.9 million of net cash.

During the three and nine months ended September 30, 2025, we recorded a $5.5 million inventory write-down related primarily due to further reduced demand for certain of our hardware products as well as a reduction in the prices we charge for certain TracNet H-series terminals. We implemented this price reduction at the end of the third quarter of 2025 and, as a result, reduced the value of our remaining inventory of those products to net realizable value based on lower customer pricing. If demand continues to decline, we may need to record additional inventory write-downs.

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

Critical accounting estimates are those estimates made that involve a significant level of estimation uncertainty and have had or are reasonably likely to have an impact on our statement of operations. We believe that our accounting estimates for intangible assets and other long-lived assets are the only estimates critical to an understanding and evaluation of our financial results for the nine months ended September 30, 2025, as discussed below.

Results of Operations
The following table provides, for the periods indicated, certain financial data relating to our operations expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Sales:
Service	89.2%	84.3%	87.1%	85.3%
Product	10.8	15.7	12.9	14.7
Net sales	100.0	100.0	100.0	100.0
Cost and expenses:
Costs of service sales	58.7	51.7	56.1	51.2
Costs of product sales	34.6	16.3	21.0	16.5
Research and development	3.4	4.9	3.8	7.8
Sales, marketing and support	17.2	17.0	18.5	18.0
General and administrative	13.0	13.1	13.4	15.2
Long-lived assets impairment charge	—	3.9	—	1.3
Total costs and expenses	126.9	106.9	112.8	110.0
Loss from operations	(26.9)	(6.9)	(12.8)	(10.0)
Interest income	2.4	2.2	2.3	2.8
Interest expense	—	—	—	—
Other income (expense), net	0.1	0.7	1.1	(0.4)
Loss before income tax expense	(24.4)	(4.0)	(9.4)	(7.6)
Income tax expense	0.1	0.2	0.2	0.1
Net loss	(24.5)%	(4.2)%	(9.6)%	(7.7)%

Three months ended September 30, 2025 and 2024

Net Sales
Our net sales for the three months ended September 30, 2025 and 2024 were as follows:

			Change
	For the three months ended September 30,		2025 vs. 2024
	2025	2024	$	%
	(dollars in thousands)
Service	$25,388	$24,410	$978	4%
Product	3,065	4,561	(1,496)	(33)%
Net sales	$28,453	$28,971	$(518)	(2)%

Net sales decreased by $0.5 million, or 2%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Service sales increased by $1.0 million, or 4%, to $25.4 million for the three months ended September 30, 2025 from $24.4 million for the three months ended September 30, 2024. The increase in service sales was primarily due to a $0.7 million increase in our airtime service sales, which reflected a substantial increase in LEO service sales driven by an increase in subscribers for both Starlink and OneWeb. This increase in LEO service sales was largely offset by a substantial decrease in VSAT service sales, which was driven primarily by a decrease in VSAT subscribers, as well as a $2.3 million reduction in sales related to the U.S. Coast Guard contract downgrade in the third quarter of 2024. For the three months ended September 30, 2025, LEO services sales represented over 40% of airtime services sales, as compared to less than 15% for the three months ended September 30, 2024. The increase in LEO service sales as a percentage of total airtime sales resulted from both the substantial increase in LEO service sales and the substantial decrease in VSAT service sales. LEO service providers have continued to expand their product and service offerings, further heightening competition in the global leisure segment and in commercial and government markets.

Product sales decreased by $1.5 million, or 33%, to $3.1 million for the three months ended September 30, 2025 from $4.6 million for the three months ended September 30, 2024. The decrease in product sales was primarily due to a $0.7 million decrease in Starlink product sales, a $0.6 million decrease in VSAT Broadband product sales and a $0.5 million decrease in TracVision product sales, partially offset by a $0.4 million increase in OneWeb product sales. The decrease in Starlink product sales was primarily due to discounted pricing. Competition from low-cost alternatives to VSAT, which include streaming capabilities, has had a significant impact on sales of our TracVision products.

Costs of Sales

Costs of sales consists of costs of service sales and costs of product sales. Costs of sales increased by $6.8 million, or 35%, in the three months ended September 30, 2025 to $26.5 million from $19.7 million in the three months ended September 30, 2024. The increase in costs of sales was driven by a $5.1 million increase in costs of product sales and a $1.7 million increase in costs of service sales. As a percentage of net sales, costs of sales were 93% and 68% for the three months ended September 30, 2025 and 2024, respectively.

Our costs of service sales consist primarily of satellite service capacity, depreciation, service network overhead expense associated with our VSAT Broadband network infrastructure, direct network service labor, product installation costs, media materials and distribution costs, and service repair materials. For the three months ended September 30, 2025, costs of service sales increased by $1.7 million, or 11%, to $16.7 million from $15.0 million in the three months ended September 30, 2024, primarily due to a $1.5 million increase in airtime costs of service sales. As a percentage of service sales, costs of service sales were 66% and 61% for the three months ended September 30, 2025 and 2024, respectively. The increase in cost of service sales as a percentage of service sales was primarily due to increased rates of Starlink airtime data usage by customers prior to expiration of that data and the purchase during the quarter of VSAT airtime in excess of anticipated usage in order to help meet our contractual minimum purchase obligations for VSAT airtime in 2025.

Our costs of product sales consist primarily of materials, manufacturing overhead, and direct labor used to produce our products. For the three months ended September 30, 2025, costs of product sales increased by $5.1 million, or 109%, to $9.8 million from $4.7 million in the three months ended September 30, 2024, primarily due to a $6.0 million increase in various manufacturing and other unabsorbed expenses and a $0.4 million increase in OneWeb cost of product sales. The manufacturing and other unabsorbed costs included a $5.5 million inventory writedown related primarily to further reduced demand for certain of our hardware products as well as a reduction in the prices we charge for certain TracNet H-series terminals. These increases were partially offset by a $0.4 million decrease in Starlink cost of product sales, a $0.4 million decrease in TracVision costs of product sales and a $0.3 million decrease in VSAT Broadband cost of product sales. As a percentage of product sales, costs of product sales were 321% and 103% for the three months ended September 30, 2025 and 2024, respectively. Cost of product sales increased as a percentage of product sales primarily due to the increase in various manufacturing and other unabsorbed expenses.

Operating Expenses

Research and development expense consists of direct labor, materials, external consultants, and related overhead costs that support our internally funded product development and product sustaining engineering activities. Research and development expense for the three months ended September 30, 2025 decreased by $0.4 million, or 31%, to $1.0 million from $1.4 million for the three months ended September 30, 2024. The decrease in research and development expense resulted primarily from a $0.3 million decrease in salaries, benefits and taxes. As a percentage of net sales, research and development expense was 3% and 5% for the three months ended September 30, 2025 and 2024, respectively.

Sales, marketing, and support expense consists primarily of salaries and related expenses for sales and marketing personnel, commissions for both in-house and third-party representatives, costs related to the co-development of certain content, other sales and marketing support costs such as advertising, literature and promotional materials, product service personnel and support costs, warranty-related costs and bad debt expense. Sales, marketing and support expense also includes the operating expenses of our sales office subsidiaries in Denmark, Singapore, Brazil, and Japan. Sales, marketing and support expense for the three months ended September 30, 2025 decreased by less than $0.1 million, or 1%, to $4.9 million for the three months ended September 30, 2024. The decrease in sales, marketing and support expense resulted primarily from a $0.3 million decrease in facilities expense, partially offset by a $0.2 million increase in expensed materials. As a percentage of net sales, sales, marketing and support expense was 17% for both the three months ended September 30, 2025 and 2024.

General and administrative expense consists of costs attributable to management, finance and accounting, information technology, human resources, certain outside professional services, and other administrative costs. General and administrative expense for the three months ended September 30, 2025 decreased by $0.1 million, or 3%, to $3.7 million from $3.8 million for the three months ended September 30, 2024. The decrease in general and administrative expense resulted primarily from a $0.4 decrease in professional fees and a $0.3 million decrease in dues and subscriptions expense. These decreases were partially offset by a $0.5 million increase in salaries, benefits and taxes. As a percentage of net sales, general and administrative expense was 13% for both the three months ended September 30, 2025 and 2024.

Interest and Other Income, Net

Interest income represents interest earned on our cash and cash equivalents, as well as from investments and our sale-type lease receivables. Interest income increased by $0.1 million to $0.7 million for the three months ended September 30, 2025 from $0.6 million for the three months ended September 30, 2024, primarily as a result of higher cash balances in 2025. Of the current period interest income of $0.7 million, $0.6 million is attributable to interest earned on cash and cash equivalents, while the remaining $0.1 million was attributable to interest from lease receivables. Other income, net decreased by $0.2 million to other income, net of less than $0.1 million for the three months ended September 30, 2025 from other income, net of $0.2 million for the three months ended September 30, 2024. This decrease was driven primarily by a $0.3 million loss on the sale of 75 Enterprise Center in September 2025.

Income Tax Expense

Income tax expense for the three months ended September 30, 2025 was less than $0.1 million and primarily related to withholding taxes imposed in foreign jurisdictions. Income tax expense for the three months ended September 30, 2024 was $0.1 million and related to taxes on income earned in foreign jurisdictions.

Nine months ended September 30, 2025 and 2024

Net Sales

Our net sales for the nine months ended September 30, 2025 and 2024 were as follows:

			Change
	For the nine months ended September 30,		2025 vs. 2024
	2025	2024	$	%
	(dollars in thousands)
Service	$70,079	$74,122	$(4,043)	(5)%
Product	10,411	12,789	(2,378)	(19)%
Net sales	$80,490	$86,911	$(6,421)	(7)%

Net sales decreased by $6.4 million, or 7%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. Service sales decreased by $4.0 million, or 5%, to $70.1 million for the nine months ended September 30, 2025 from $74.1 million for the nine months ended September 30, 2024. The decrease in service sales was primarily due to an overall $4.7 million decrease in our airtime service sales, which reflected a $7.2 million decrease in airtime service sales related to the U.S. Coast Guard contract downgrade. In addition, there was a substantial decrease in other VSAT subscribers, which was partially offset by a substantial increase in LEO service sales. For the nine months ended September 30, 2025, LEO services sales represented over 30% of airtime services sales, as compared to less than 10% for the nine months ended September 30, 2024. The increase in LEO service sales as a percentage of total airtime sales resulted from both a substantial increase in LEO service sales and a substantial decrease in VSAT service sales. LEO service providers have continued to expand their product and service offerings, further heightening competition in the global leisure segment and in commercial and government markets.

Product sales decreased by $2.4 million, or 19%, to $10.4 million for the nine months ended September 30, 2025 from $12.8 million for the nine months ended September 30, 2024. The decrease in product sales was primarily due to a $1.2 million decrease in TracVision product sales, a $1.1 million decrease in Starlink product sales, a $0.4 million decrease in VSAT Broadband product sales and a $0.4 million decrease in accessory and service parts product sales, partially offset by a $0.8 million increase in OneWeb product sales. The decline in Starlink product sales was primarily driven by discounted pricing, whereas declines in other product sales was primarily driven by product mix and discounted pricing on VSAT Broadband products. Competition from low-cost alternatives to VSAT, which include streaming capabilities, has had a significant impact on sales of our TracVision products.

Costs of Sales

Costs of sales increased by $3.2 million, or 5%, in the nine months ended September 30, 2025 to $62.0 million from $58.8 million in the nine months ended September 30, 2024. The increase in costs of sales was driven by a $2.5 million increase in costs of product sales and a $0.6 million increase in costs of service sales. As a percentage of net sales, costs of sales were 77% and 68% for the nine months ended September 30, 2025 and 2024, respectively.

For the nine months ended September 30, 2025, costs of service sales increased by $0.6 million, or 1%, to $45.1 million from $44.5 million for the nine months ended September 30, 2024, primarily due to a $0.5 million increase in content services cost of services sales and a $0.4 million increase in airtime cost of service sales. As a percentage of service sales, costs of service sales were 64% and 60% for the nine months ended September 30, 2025 and 2024, respectively.

For the nine months ended September 30, 2025, costs of product sales increased by $2.5 million, or 18%, to $16.9 million from $14.3 million in the nine months ended September 30, 2024, primarily due to a $4.0 million increase in various manufacturing and other unabsorbed expenses and a $0.7 million increase in OneWeb cost of product sales, partially offset by a $0.9 million decrease in Starlink cost of product sales and a $0.9 million decrease in TracVision cost of product sales. The manufacturing and other unabsorbed costs included a $5.5 million inventory writedown related primarily to further reduced demand for certain of our hardware products as well as a reduction in the prices we charge for certain TracNet H-series terminals. As a percentage of product sales, costs of product sales were 162% and 112% for the nine months ended September 30, 2025 and 2024, respectively. Cost of product sales increase as a percentage of product sales primarily due to the increase in various manufacturing and other unabsorbed expenses.

Operating Expenses

Research and development expense for the nine months ended September 30, 2025 decreased by $3.7 million, or 55%, to $3.1 million from $6.8 million for the nine months ended September 30, 2024. The decrease in research and development expense resulted primarily from a $3.1 million decrease in salaries, benefits and taxes, after giving effect to $0.9 million in costs incurred during the nine months ended September 30, 2024 related to the reduction in our workforce, and a $0.3 million decrease in facilities expense allocated to our research and development operations. As a percentage of net sales, research and development expense was 4% and 8% for the nine months ended September 30, 2025 and 2024, respectively.

Sales, marketing and support expense for the nine months ended September 30, 2025 decreased by $0.8 million, or 5%, to $14.9 million from $15.7 million for the nine months ended September 30, 2024. The decrease in sales, marketing and support expense resulted primarily from a $0.6 million decrease in salaries, benefits and taxes, after giving effect to $0.3 million in costs incurred during the nine months ended September 30, 2024 related to the reduction in our workforce. In addition, there was a $0.6 million decrease in facilities expense allocated to our sales, marketing and support operations, partially offset by a $0.3 million increase in warranty expense and a $0.3 million increase in professional fees. As a percentage of net sales, sales, marketing and support expense was 19% and 18% for the nine months ended September 30, 2025 and 2024, respectively.

General and administrative expense for the nine months ended September 30, 2025 decreased by $2.4 million, or 18%, to $10.8 million from $13.2 million for the nine months ended September 30, 2024. The decrease in general and administrative expense resulted primarily from a $1.6 million decrease in salaries, benefits and taxes, after giving effect to $0.7 million in costs incurred during the nine months ended September 30, 2024 related to the reduction in our workforce, a $0.6 million decrease in depreciation expense, a $0.4 million decrease in professional fees and a $0.3 million decrease in dues and subscriptions expense, partially offset by a $0.7 million increase in facilities expense allocated to our general and administrative operations. As a percentage of net sales, general and administrative expense was 13% and 15% for the nine months ended September 30, 2025 and 2024, respectively.

Interest and Other Income (Expense), Net

Interest income decreased by $0.6 million to $1.8 million for the nine months ended September 30, 2025 from $2.4 million for the nine months ended September 30, 2024, primarily as a result of lower cash balances in 2025 as a result of the $17.0 million prepayment in June 2024 for access to a large block of Starlink Mobile Priority data at favorable rates. Of the current period interest income of $1.8 million, $1.5 million is attributable to interest earned on cash and cash equivalents, and $0.3 million was attributable to interest from lease receivables. Other income (expense), net changed by $1.2 million to other income, net of $0.8 million for the nine months ended September 30, 2025 from other expense, net of $0.3 million for the nine months ended September 30, 2024. This change was driven primarily by a $1.3 million gain on the sale of 50 Enterprise Center in June 2025, partially offset by a $0.3 million loss on the sale of 75 Enterprise Center in September 2025.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2025 was $0.1 million and primarily related to state taxes and withholding taxes imposed in foreign jurisdictions. Income tax expense for the nine months ended September 30, 2024 was $0.1 million and related to taxes on income earned in foreign jurisdictions.

Liquidity and Capital Resources

Our primary liquidity needs have been to fund general business requirements, including working capital requirements and capital expenditures. In recent years, we have funded our operations primarily from the sale of two businesses in 2022, the sale of 50 Enterprise Center, the sale of 75 Enterprise Center, cash flows from operations and proceeds received from exercises of stock options and the issuance of stock.

On August 9, 2022, we sold our inertial navigation business to EMCORE Corporation for net proceeds of $54.9 million, less specified deductions.

As of September 30, 2025, we had $72.8 million in cash and cash equivalents, of which $3.4 million was held in local currencies by our foreign subsidiaries. We held no marketable securities as of September 30, 2025 as all excess cash has been invested in an interest-bearing account with Bank of America, N.A. since the fourth quarter of 2024. As of September 30, 2025, we had $104.5 million in working capital.

Based upon our current working capital position, current operating plans and expected business conditions, we expect to have sufficient funds, through at least twelve months from the date that this report is filed with the SEC, to fund our short-term and long-term working capital requirements, including capital expenditures and contractual obligations. In recognition of the substantial growth of Starlink airtime services as a percentage of our revenue since the second quarter of 2024, we anticipate that, in the fourth quarter of 2025, we will purchase a substantial block of Starlink Global Priority data and will make an upfront payment of a material portion of the purchase price, with periodic payments continuing over the course of the contract period. Our funding plans for our working capital needs and other commitments may be adversely impacted if our underlying assumptions regarding our anticipated revenues and expenses are not realized. If our operating results fail to meet our expectations, we could be required to seek additional funding through public or private financings or other arrangements. In that event, adequate funds may not be available when needed or may be available only on terms which could have a negative impact on our business and results of operations. In addition, if we raise funds by issuing equity securities, our stockholders may experience dilution.

Net cash generated in operations was $13.7 million for the nine months ended September 30, 2025 compared to net cash used in operations of $13.6 million for the nine months ended September 30, 2024. The $27.3 million change in net cash provided by operations was primarily the result of a $23.0 million decrease in cash outflows related to prepaid expenses and current assets, which included the $17.0 million purchase of the Starlink data pool in 2024, a $15.7 million decrease in cash outflows relating to inventories, a $5.7 million decrease in cash outflows relating to accrued compensation, product warranty and other expenses, and a $0.5 million increase in cash inflows relating to deferred revenue, partially offset by a $7.0 million reduction in non-cash items, a $5.7 million increase in cash outflows related to accounts payable, a $3.6 million decrease in cash inflows relating to accounts receivable, a $1.0 million increase in net loss, and a $0.4 million decrease in cash inflows relating to other non-current assets.

Net cash provided by investing activities was $9.8 million for the nine months ended September 30, 2025 compared to net cash provided by investing activities of $16.5 million for the nine months ended September 30, 2024. The $6.7 million decrease in net cash provided by investing activities was primarily the result of a $23.1 million decrease in proceeds from net sales of marketable securities, which was driven by the liquidation of our marketable securities held by Wells Fargo in 2024, partially offset by proceeds of $7.8 million for the sale of 75 Enterprise Center, proceeds of $4.9 million for the sale of 50 Enterprise Center, a $2.0 million increase of proceeds from the sale of fixed assets and a $1.6 million decrease in capital expenditures.

Net cash used in financing activities was $1.3 million for the nine months ended September 30, 2025 compared to net cash provided by financing activities of $0.1 million for the nine months ended September 30, 2024. The $1.4 million increase in net cash used in financing activities is primarily attributable to a $1.4 million increase in cash outflows related to the purchase of treasury stock.

Other Matters

On December 9, 2024, our Board of Directors authorized a share repurchase program pursuant in which we may purchase outstanding shares of our common stock for an aggregate purchase price of up to $10 million.

Under the program, we, at management’s discretion, may repurchase shares from time to time through various means, including on the open market, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. We may elect to make purchases under Rule 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which imposes certain volume limitations, and/or under Rule 10b5-1 under that act, which would permit repurchases to occur during periods when we might otherwise be precluded from making purchases under insider trading laws or our company policy. The volume and timing of any such repurchases will depend on a variety of factors, including the availability of shares, price, market conditions, alternative uses of capital, liquidity, general business conditions, satisfaction of debt covenants, and applicable regulatory requirements. The program does not obligate us to repurchase any minimum number or dollar amount of shares, and the program may be modified, suspended or terminated at any time without prior notice.

During the three months ended September 30, 2025, we repurchased 22 shares of common stock in open market transactions at a cost of approximately $0.1 million. During the nine months ended September 30, 2025, we repurchased 264 shares of common stock in open market transactions at a cost of approximately $1.4 million. Except as noted above, there were no other repurchase programs outstanding.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, which are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025, the end of the period covered by this interim report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated changes in our internal control over financial reporting that occurred during the third quarter of 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the third quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We recorded losses in the first nine months of 2025 and in each of the last five fiscal years (notwithstanding the income we recognized in 2025 from the sale of 50 Enterprise Center and 75 Enterprise Center, in 2022 from the sale of the inertial navigation business and in 2021 from the forgiveness of a PPP loan). We may continue to incur losses as we face increasingly stiff competition. Our recent restructuring, workforce reductions and other cost-reduction measures may be insufficient to offset reductions in our revenues. Recent inflation in the prices of goods and services, including wages, has also hampered our ability to improve profitability. In order to maintain and improve our competitive position, generate revenue and achieve sustained profitability, we must continue to grow our airtime subscriber base, reduce our bandwidth and other costs, and continue to introduce new and improved solutions. Our inability to accomplish any of these goals could have a material adverse effect on our revenues, profitability and cash flow, and we cannot provide assurances as to when, or whether, we will achieve sustained profitability.

Our losses may continue to increase substantially if we are unable to effectively adapt to changes in our business and industry.

The traditional geosynchronous satellite communications industry is experiencing significant disruption arising from customers’ rapid transition to less expensive LEO services, including Starlink, as well as increased reliance on other forms of data transmission, including Wi-Fi and cellular data services. Like others in our industry, we are experiencing significantly reduced demand for our traditional satellite communications services and products, which we expect will continue to accelerate. Although we are adapting to this transition by becoming an authorized reseller of Starlink, OneWeb, and cellular data services and related products, there can be no assurance that we will generate the same level of revenue or gross margin from these sources that we derived from sales of VSAT airtime and related products. Moreover, our VSAT services require a separate infrastructure, which generates certain costs that are relatively fixed for a period of time, including certain minimum annual purchase obligations for VSAT airtime services through 2027. As customers transition away from VSAT services, our remaining VSAT services become less profitable and may eventually become insufficiently profitable to continue, especially considering our fixed commitments. If we are unable to efficiently operate both VSAT and LEO services and cost-effectively manage the ongoing transition to the latter, the expenses we incur may exceed associated revenues and thereby increase our losses.

Fluctuations in our quarterly net sales and results of operations could depress the market price of our common stock.

Our quarterly net sales and results of operations could continue to vary significantly for various reasons, many of which are outside our control. For example, service sales declined 4.0% in the third quarter of 2025 compared to the third quarter of 2024, and product sales decreased 32.8% in the third quarter of 2025 compared to the third quarter of 2024. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Our net sales or results of operations in a quarter may fall below the expectations of securities analysts or investors. If this occurs, the market price of our common stock could fall significantly. Our results of operations can fluctuate for many reasons, including the impact of competition and resulting changes in demand for our products and services; the impact of tariffs on goods and services we purchase; delays in order fulfillment, including as a result of shortages of components and raw materials; the mix of services and products we sell, including the mix of fixed rate and metered contracts for airtime services; our ability to manufacture, test and deliver products in a timely and cost-effective manner; the timing of new service and product introductions by us or our competitors; the scope and success of our investments in research and development; expenses incurred in pursuing acquisitions and investments; expenses incurred in expanding, maintaining, or improving our global HTS network; market and competitive pricing pressures; unanticipated charges or expenses, such as the aggregate $6.0 million impairment charges to goodwill and long-lived assets we recorded in the third quarter of 2023; the $5.5 million charge related to an inventory write-down in the third quarter of 2025; the $5.2 million charge related to an inventory write-down in the fourth quarter of 2023; the $3.6 million provision for excess purchase order obligations; the $2.1 million charge for the discontinuation of a project for implementing a new manufacturing-centric accounting system that we recorded in the fourth quarter of 2023 and the $1.1 million impairment charges to long-lived assets we recorded in the third quarter of 2024; expenses incurred in responding to stockholder activism; general economic climate; seasonality of pleasure boat and recreational vehicle usage; and the impact of supply chain disruptions.

A large portion of our expenses, including expenses for network infrastructure, facilities, equipment, and personnel, are relatively fixed. For example, our agreements to purchase VSAT airtime contain certain minimum fixed annual expenditure requirements through the end of 2027, and as of September 30, 2025 our bandwidth consumption was not projected to exceed those minimums for 2025. Accordingly, these contract minimums may require us to purchase VSAT airtime in excess of our customers’ anticipated usage. If our net sales continue to decline, our operating margins will also likely decline. Any failure to achieve anticipated net sales could therefore significantly harm our operating results.

A material increase in sales of third-party airtime services and products could reduce our gross margins and our profitability.

The gross margin percentage from our VSAT airtime services in some cases exceeds the gross margin percentage from other third-party products and airtime services. To the extent that the mix of airtime services we sell continues to shift away from VSAT services, our gross profit dollars may continue to decline materially, if we are unable to significantly increase revenue on non-VSAT airtime services, which will reduce our profitability.

Risks related to our operations

Our planned transition to reliance on third-party hardware products may be unsuccessful.

In February 2024, we announced a staged wind-down of our product manufacturing operations, which was driven by reduced demand for our hardware products in the face of intensifying competition. We plan to discontinue our capital-intensive manufacturing activities by the end of 2026 and concentrate instead on growing sales of our multi-orbit, multi-channel, integrated communications solutions, including a transition to rely increasingly, and eventually exclusively, on third-party hardware compatible with our solutions. This multi-year strategy entails significant risks, including the loss of competitive differentiation as a leading manufacturer of award-winning products, the potentially irreversible loss of manufacturing expertise and know-how, increased dependence on third-party manufacturers and suppliers, the loss of control over technological innovations and improvements, significantly lower profit margins on third-party product resales, potential technological incompatibility with third-party hardware, potential additional significant provisions for excess and obsolete inventory and other charges (such as our $5.5 million charge related to an inventory write-down in the third quarter of 2025), unanticipated expenses, and increased competition for service customers from product manufacturers. If we were to experience an unexpected resurgence in demand for our products, we may be unable to restart internal production or to engage a third party to reliably manufacture and deliver them on time and at an affordable cost. Accordingly, this strategic transition entails meaningful execution risk, particularly in light of our reductions-in-force in 2024 and the resulting loss of experienced employees. The failure to implement a successful transition to a new business model based upon third-party hardware would have a material adverse effect on our business, revenues and results of operations.

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

If we cannot adjust expenses in response to changes in our operations, our results of operations may be harmed. For example, the relatively fixed costs associated with our manufacturing operations sometimes prevent us from reducing those costs quickly in response to reductions in demand, resulting in negative product margins. To manage changes in our business effectively, we must, among other things, successfully complete the wind-down of our manufacturing operations, including correctly estimating the number of units to produce; secure appropriate satellite capacity to match demand for airtime services; manage our inventory effectively, particularly in light of the substantial provision for excess and obsolete inventory that we recorded in the third quarter of 2025 and the fourth quarter of 2023; effectively manage our working capital; ensure robust cybersecurity protection of KVH and customer data and systems; and ensure that our procedures and internal controls are revised and updated to remain effective for our smaller workforce and the reduced size and scale of our business operations. We currently plan to relocate our operations to a new facility in early 2026. There can be no assurance that the relocation will not materially disrupt our operations and adversely affect our business, financial condition and results of operations.

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

In response to increasing competitive pressure, we may take additional measures intended to increase profitability and align our business more closely with our current strategic and financial objectives, including engagement with new suppliers, further modifications to our manufacturing arrangements and other cost-reduction efforts. For example, in February 2024 we announced a staged wind-down of our manufacturing operations and a related reduction-in-force of 75 employees, as a result of which we have incurred aggregate charges of approximately $14.8 million, consisting of a $5.2 million non-cash charge related to an inventory write-down in 2023, a $3.6 million provision for excess purchase order obligations, approximately $3.9 million of severance charges, and a $2.1 million charge for the discontinuation of a project for implementing a new manufacturing-centric accounting system. We may also choose to dispose of assets or make strategic divestitures, such as the sale of our inertial navigation business in August 2022. In the third quarter of 2025, we completed the sale of the warehouse building and surface parking lot located at 75 Enterprise Center in Middletown, Rhode Island. In the second quarter of 2025, we completed the sale of the property, building, improvements, and land located at 50 Enterprise Center in Middletown, Rhode Island. These efforts may not succeed in improving profitability. Any changes such as these could be disruptive to our business and could result in significant expense, including losses on any asset disposition or divestiture (such as the $0.3 million loss on the sale of 75 Enterprise Center), accounting charges for any inventory or technology-related write-offs or any workforce reduction costs, such as those described elsewhere in risk factors. We could incur significant transaction costs, including for potential transactions that do not proceed. Substantial expense or charges resulting from restructuring activities, dispositions of assets or divestitures could adversely affect our results of operations and use of cash in the periods in which we take these actions. Any disposition of assets or divestiture could also result in the retention of liabilities and expenses that are not assumed by the buyer or the loss of operating income from the divested assets or operations, either of which could negatively impact profitability after any divestiture.

We must generate a certain level of service sales in order to maintain or improve our service gross margins.

As a result of our global satellite network infrastructure, we incur certain costs that generally do not vary directly in proportion to the volume of service sales, and we have limited ability to reduce these fixed costs. If service sales, including through our AgilePlans subscription model, continue to decline, our service gross margins will also continue to decline, particularly if the contractual minimum expenditure requirements of our VSAT airtime supply agreements, referred to above, continue to require us to make payments in excess of our needs. The failure to improve our global HTS service gross margins and unit sales would have a material adverse effect on our overall profitability.

During the second quarter of 2024, we prepaid $17.0 million for access to a large block of Starlink Mobile Priority data at favorable rates. If the volume of services sales is not significant enough to consume this pooled data within the applicable period, our gross margins will suffer. While we currently expect to consume all of this pooled data within the contract period, if at any time we were to determine that it is more likely than not that we would not consume a portion of the pooled data, we may expense the applicable portion at the time of each such determination. Although we intend to seek to purchase another large block of data at favorable rates in the fourth quarter of 2025, there can be no assurance that our efforts will be successful or that we can make such purchase at the same or better rates. A failure to purchase bulk data at favorable rates may result in increased costs, lower profit margins and increased volatility in airtime expenses.

Our ability to compete in the maritime airtime services market will be impaired if we are unable to provide sufficient service capacity to meet customer demand.

We currently offer our global HTS VSAT service and LEO services in the Americas, Europe, the Middle East, Africa, Asia-Pacific, Indian, and Australian and New Zealand waters, as permitted by local regulatory authorities and licensing. We may need to maintain or expand capacity in existing coverage areas to support our subscriber base. If we are unable to reach economical agreements with third-party satellite providers to support our global satellite services and its technology or if transponder capacity is unavailable to meet growing demand in a given region, our ability to provide airtime services will be at risk and could reduce the attractiveness of our products and services.

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

We evaluate opportunities to acquire other businesses and assets and pursue other strategic relationships as they arise. For example, in October 2025, we acquired certain customer and vendor agreements and other assets from a satellite services provider operating in the Asia-Pacific region for a purchase price of approximately $3.1 million. The expenses we incur evaluating and pursuing acquisitions and strategic relationships could have a material adverse effect on our results of operations. If we acquire a business, we may be unable to manage it profitably or successfully integrate its operations with our own. Moreover, we may be unable to realize the strategic, financial, operational and other benefits we anticipate, and any acquisition or strategic relationship may increase our operating expenses. Further, our approach to acquisitions and strategic relationships may involve a number of special financial and business risks, such as entry into new and unfamiliar lines of business or markets, which may present challenges or risks that we did not anticipate; entry into new or unfamiliar geographic regions, including exposure to additional tax and regulatory regimes; increased expenses associated with the amortization of acquired intangible assets; increased exposure to fluctuations in foreign currency exchange rates; charges related to any abandoned acquisition; diversion of our management’s time, attention, and resources; loss of key personnel; loss or termination of acquired contracts; increased reliance on third parties; increased costs to improve or coordinate managerial, operational, financial, and administrative systems, including internal control over financial reporting; dilutive issuances of equity securities; the assumption of legal liabilities; and losses arising from impairment charges associated with goodwill or intangible assets. In the case of our October 2025 acquisition, we expect to record one or more intangible assets, and unanticipated early terminations and/or non-renewals of a material portion of the acquired agreements could result in the recognition of impairment charges that would adversely affect our results of operations, perhaps materially.

Risks related to our industry

Increasingly intense competition may limit our ability to sell our products and services.

The mobile connectivity market is intensely competitive, and we expect the intensity of competition to continue to increase in the future. We may not be able to compete successfully against current and future competitors, which would impair our ability to sell our products and services. We are facing significant competition from companies that seek to compete primarily on price as well as new, emerging LEO services, such as Starlink and OneWeb, as well as future LEO services such as Kuiper, Telesat, and others. Competition from these sources increased dramatically in 2023 and 2024 and continues in 2025, leading to material and ongoing reductions in our VSAT subscriber base. These companies may continue to implement price reductions and discounts for both products and services, which have required us to reduce our prices or offer discounts in an effort to mitigate erosion of our market share. The majority of our customers have no long-term commitment and can switch providers without penalty. For example, AgilePlans customers are on month-to-month agreements. In the third quarter of 2024, we received and processed the anticipated service downgrade request from the U.S. Coast Guard, which reduces anticipated revenue from this customer for 2025 through 2027 by approximately 95%. As a result, we expect to generate substantially less revenue from the U.S. Coast Guard. For example, revenue from the U.S. Coast Guard declined from approximately $2.4 million in the third quarter of 2024 to approximately $0.1 million in the third quarter of 2025.

Many competitors have greater financial resources than we do, enabling them to operate at lower margins to gain market share. We believe increased competition contributed to the decreases in both our service sales and our product sales in the nine months ended September 30, 2025, including unit sales of our VSAT products, and this trend may continue in future periods.

Some of the companies that we depend on to supply us with capacity on satellite communications networks may vertically integrate by introducing their own products and services to compete with ours, which might motivate them to stop providing satellite network capacity to us, or to make it available on less favorable terms.

Although KVH is a Tier 1 reseller of Starlink terminals and services, we continue to face competitive challenges both from Starlink direct sales as well as from an expanding network of other Starlink resellers. A significant number of leisure customers have adopted Starlink systems for both two-way communications as well as streaming, which has impacted both our VSAT Broadband and TracVision satellite TV businesses. Although our leisure business accounts for less than 15% of our total revenue, competition from Starlink from various sources has had an adverse impact on our commercial business as well, particularly our growth in that segment and our overall VSAT subscriber base. While we did increase our subscriber count in the first, second and third quarters of 2025 and the second, third and fourth quarters of 2024, spurred by an increase in subscribers for Starlink service provided by KVH, the total number of our subscribers declined in the third and fourth quarter of 2023 and the first quarter of 2024. If we are unable to sustain growth, it would have a material adverse effect on our revenue, profitability, and cash flow.

In the marine market for high-speed Internet, voice, and data services, we have historically competed primarily with Marlink,

Speedcast, Viasat/Inmarsat, and Network Innovations, along with smaller, single-hub regional services to deliver VSAT service. Additionally, we are facing meaningful competition from new LEO-focused providers such as SpaceX’s Starlink and an emerging group of smaller providers, such as Clarus, Pivotel, Elcome and Station Satcom. We also face competition from providers of low-speed data services, which include Viasat/Inmarsat and Iridium Satellite LLC. In the marine market for satellite TV equipment, we compete primarily with Intellian, Cobham satcom and Raymarine (Intellian-made). In the marine market for two-way communications equipment, we compete primarily with Intellian and Cobham satcom. In the markets for media content, the KVH Media Group competes primarily with Swank Motion Pictures, Baze Technology, and PressReader. Some of our competitors are well-established companies that have substantially greater financial, managerial, technical, marketing, personnel, and other resources than we do, which may help them to compete more effectively against us.

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

From time to time, we have recorded significant inventory charges and/or inventory write-offs as a result of substantial declines in customer demand. For example, in the third quarter of 2025, we recorded a $5.5 million inventory write-down charge due to further reduction in demand for certain of our hardware products as well as a reduction in the prices we charge for certain TracNet H-series terminals. In 2023, we recorded a $5.2 million inventory write-down charge and a $3.6 million charge for excess purchase order obligations, both relating to the reduced demand for our hardware products, which led to the staged wind-down of our manufacturing activities at our facility in Middletown, Rhode Island that we began in 2024. We have also recorded significant losses on the disposal of AgilePlans revenue-generating fixed assets due to the decline in customer demand of VSAT Broadband AgilePlans units. For example, in 2024 we recorded a non-cash $0.9 million loss related to the disposal of AgilePlans revenue-generating fixed assets in which no proceeds were received. Market or competitive changes, such as a continuation of the decline in demand for our hardware products that we have been experiencing in 2023, 2024 and 2025, could lead to additional charges for excess or obsolete inventory or losses on fixed assets, especially if we are unable to appropriately adjust the supply of material from our vendors, as we were unable to do in 2023.

Risks related to our dependence on third parties and third-party technology

Our mobile satellite communications solutions currently depend on third-party satellite services, gateway teleports and terrestrial networks provided by third parties, and a disruption in those services could adversely affect sales.

Our communications solutions utilize third-party satellite services and other communication networks. We do not own the satellites that provide two-way satellite communications, the terrestrial networks that interconnect our facilities with the satellite teleports that communicate with the satellites, or any other communication network. Intelsat (acquired by SES in July 2025) and SKY Perfect JSAT currently provide the satellite capacity to support our global high-throughput satellite (HTS) broadband service, our TracNet H-series and TracPhone V-HTS series products and third-party products compatible with our services. Vodafone currently provides the 5G/LTE services used by our TracNet H-series terminals and compatible third-party products to provide cellular service in 150+ countries. For our TracNet Coastal products launched in December 2024, we purchase 5G/LTE cellular data from T-Mobile for service in the U.S. and Vodaphone for service globally. Additionally, we purchase cellular data from Flexiroam, a Mobile Virtual Network Operator (MVNO) with connectivity in over 200 countries. Starlink provides the data services for Starlink LEO services, while Eutelsat OneWeb and SES provide the data connectivity for OneWeb LEO services, which we began providing for maritime use in the January 2025. We rely on Viasat/Inmarsat for satellite communications services for our FleetBroadband-compatible and FleetOne-compatible products. We also have an arrangement with Iridium for additional satellite communications services that we make available to our customers as a backup option to provide communications redundancy with our primary service offerings.

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

Economic and political conditions in the geographic markets we serve have experienced significant turmoil over the last several years, including the current shutdown of the U.S. government, U.S. military strikes on seafaring vessels, U.S. military operations in international waters, recent and ongoing changes in U.S. geopolitical priorities, a potential global recession, slow economic activity, war and refugee crises in the Middle East and Europe, tight credit markets, inflation and deflation concerns, changing interest rates, low consumer confidence, limited capital spending, adverse business conditions, terrorist attacks, changes in government priorities, trade wars, anti-globalization movements, efforts to combat climate change, restrictions on commercial fishing, gridlock from a polarized Congress, and liquidity concerns. These factors vary in intensity by region. For example, the war in the Middle East has resulted in periodic disruptions to global shipping, which could intensify and result in significant delays in shipments of products or supplies, materially increased shipping costs and loss of revenues. Further, recent tax reform legislation is predicted to substantially increase borrowing by the federal government, which could lead to both increased interest rates and increased inflation. We cannot predict the timing, duration, or ultimate impact of turmoil on our markets or our suppliers. We expect our business would be adversely impacted by any significant turmoil, to varying degrees and for varying amounts of time, in all our geographic markets.

Changes in U.S. trade policy, including the ongoing threat and imposition of significant tariffs and resulting changes in international trade relations, may have a material adverse effect on us.

The new presidential administration has introduced dramatic changes to the United States’ approach to international trade, which is disrupting existing bilateral and multi-lateral trade agreements and treaties with other countries. The U.S. has imposed, suspended, reinstated, reduced, increased or otherwise modified significant tariffs on a wide range of foreign goods and may continue to do so. Certain foreign governments have retaliated and may continue to do so. We derive a majority of our revenues from international sales, which makes us especially vulnerable to increased tariffs. Unpredictable and shifting priorities in U.S. trade policy are generating significant turmoil in international trade relations, and it is unclear what actions governments will or will not take with respect to tariffs or other international trade agreements and policies. For example, President Trump previously imposed tariffs ranging from 10% to 145% on an array of imports from Canada, Mexico, China and other countries. Many of those tariffs remain in place, often with modifications. In response, these countries have imposed or are considering imposing retaliatory tariffs on U.S. exports and other restrictions on trade with the U.S. It is unclear what further action the presidential administration will take with respect to tariffs, but future tariff rates may be substantially higher than historical averages. Ongoing or new trade wars or other governmental action related to tariffs or international trade agreements or policies could substantially reduce demand for our services and products, increase our costs, materially reduce our profitability, adversely impact our supply chain or otherwise have a material adverse effect on our business and results of operations.

Changes in foreign currency exchange rates may negatively affect our financial condition and results of operations.

We face significant exposure to movements in exchange rates for foreign currencies, particularly the pound sterling and the euro. When the U.S. dollar strengthens against certain foreign currencies, this adversely affects revenues reported in U.S. dollars and decreases the reported value of our assets in foreign countries. Conversely, when the U.S. dollar weakens against certain foreign currencies, this positively affects revenues reported in U.S. dollars and increases the reported value of our assets in foreign countries. In the nine months ended September 30, 2025, the U.S. dollar weakened significantly against the euro and certain other currencies, which increased the value of revenues generated in those currencies and the costs we pay in those currencies. We also have intragroup receivables and liabilities, such as loans, that can generate significant foreign currency effects. Changes in exchange rates, particularly the U.S. dollar against the pound sterling, could lead to the recognition of unrealized foreign exchange losses.

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

The market for mobile connectivity solutions is characterized by rapid technological change, frequent new product innovations, changes in customer requirements and expectations, and evolving industry standards. For example, our traditional VSAT service business is facing significant competition from new LEO networks such as Starlink and Eutelsat OneWeb. In addition, the barrier to entry to the sale of services like Starlink is relatively low for other providers. If we fail to make innovations in our existing services and products, reduce the costs of our services and products, or successfully integrate ancillary or third-party services and products into our portfolio to differentiate our service offerings, our market share will likely continue to decline. Services or products using these or other new technologies, or emerging industry standards, could render our services and products obsolete. If our competitors’ new or enhanced services or products either outperform our services or products or offer greater value, or are perceived as doing so, our sales may continue to decline.

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

Historically, sales to customers outside the United States have accounted for an increasingly significant portion of our net sales. We derived 78%, 73% and 68% of our revenues in the nine months ended September 30, 2025 and the years ended December 31, 2024 and 2023, respectively, from sales to these foreign customers. We have foreign offices in Denmark, the United Kingdom, Singapore, Japan, Norway and the Philippines, as well as a subsidiary in Brazil that manages local sales. Nonetheless, substantially all of our operations and a significant number of our key personnel are located in the United States. Our limited international operations may impair our ability to compete successfully in international markets and to meet the service and support needs of our customers in countries where we have little to no infrastructure. Risks associated with our international business activities may increase our costs and require significant management attention. These risks include restrictions on international travel, which may restrict our ability to grow and service our business; international shipping delays; tariffs; sanctions or other trade restrictions that preclude or restrict doing business with particular foreign governments, companies or individuals; technical challenges we may face in adapting our solutions to function with different satellite services and technology in use in various regions around the world; satisfaction of international regulatory requirements and delays and costs associated with procurement of any necessary licenses or permits; the potential unavailability of content licenses covering international waters and foreign locations; increased costs of providing customer support in multiple languages; increased costs of managing operations that are international in scope; potentially adverse tax consequences, including restrictions on the repatriation of earnings; protectionist laws and business practices that favor local competitors, which could slow our growth in international markets; potentially longer sales cycles; potentially longer accounts receivable payment cycles and difficulties in collecting accounts receivable; and economic and political instability in some international markets.

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

Our stock price has historically been volatile. During the period from January 1, 2020 to September 30, 2025, the trading price of our common stock ranged from $4.17 to $15.29. Many factors may cause our stock price to fluctuate, including variations in quarterly results; the introduction of new products and services by us or our competitors; adverse business developments; reductions-in-force; changes in estimates of our performance or recommendations by securities analysts; the hiring or departure of key personnel; acquisitions or strategic alliances involving us or our competitors; market conditions in our industry; and the global macroeconomic and geopolitical environment. Broad market fluctuations may adversely affect our stock price. When the market price of a company’s stock drops significantly, stockholders often institute securities litigation against that company. Any such litigation could cause us to incur significant expenses defending against the claim, divert the time and attention of our management and result in significant damages.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 9, 2024, our Board of Directors authorized a share repurchase program pursuant in which we may purchase outstanding shares of our common stock for an aggregate purchase price of up to $10 million.

Under the program, we, at management’s discretion, may repurchase shares from time to time through various means, including on the open market, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. We may elect to make purchases under Rule 10b-18 under the Exchange Act which imposes certain volume limitations, and/or under Rule 10b5-1 under that act, which would permit repurchases to occur during periods when we might otherwise be precluded from making purchases under insider trading laws or our company policy. The volume and timing of any such repurchases will depend on a variety of factors, including the availability of shares, price, market conditions, alternative uses of capital, liquidity, general business conditions, satisfaction of debt covenants, and applicable regulatory requirements. The program does not obligate us to repurchase any minimum number or dollar amount of shares, and the program may be modified, suspended or terminated at any time without prior notice.

During the three months ended September 30, 2025, we repurchased 21,865 shares of common stock in open market transactions at a cost of approximately $0.1 million. During the nine months ended September 30, 2025, we repurchased 264,213 shares of common stock in open market transactions at a cost of approximately $1.4 million. Except as noted above, there were no other repurchase programs outstanding.

During the three and nine months ended September 30, 2025, no vested restricted shares were surrendered to us in satisfaction of tax withholding obligations.

The following table provides information about our repurchase of common stock during the three months ended September 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 - July 31	17,019	$5.27	17,019	$8,653,713
August 1 - August 31	4,846	5.26	4,846	8,628,064
September 1 - September 30	—	—	—	8,628,064
Total	21,865	5.27	21,865
(1)    Does not include broker commissions.

ITEM 5.    OTHER INFORMATION

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

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

101
The following financial information from KVH Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Loss (unaudited), (iv) the Consolidated Statements of Stockholders' Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to Consolidated Interim Financial Statements (unaudited).
		X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2025

KVH Industries, Inc.

By:	/s/ ANTHONY F. PIKE
Anthony F. Pike
(Duly Authorized Officer and Chief Financial Officer)