Form 10-K
period 2025-12-31
KVH INDUSTRIES INC \DE\
filed 2026-03-10
CIK 1007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $84,090,253 based on the closing sale price of $5.33 per share as reported on the Nasdaq Global Select Market. Shares of common stock held by executive officers and directors of the registrant and their affiliates have been excluded from this calculation because such persons may be deemed affiliates. As of March 4, 2026, the registrant had 19,478,934 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to its 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III.

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

Introduction

We are a leading global provider of innovative and technology-driven connectivity solutions to primarily maritime commercial and leisure customers. We provide global high-speed Internet and Voice over Internet Protocol (VoIP) services via satellite and integrated 5G/LTE cellular communications to mobile users at sea and on land. We are also a leading provider of commercially licensed entertainment, including movies, television programming, news, and music, to commercial customers in the maritime market, along with supplemental value-added network and bandwidth management cybersecurity, email, and crew Internet services.

We currently manufacture our products in Middletown, Rhode Island, and we generate revenues in the United States and various international locations, including primarily Singapore, Canada, South American countries, European Union countries and other European countries, and countries in Africa, the Middle East and Asia/Pacific, including India. We are winding down our product manufacturing operations and currently plan to discontinue substantially all manufacturing activities by the end of 2026.

We are headquartered in Middletown, Rhode Island and plan to migrate to Bristol, Rhode Island in the spring of 2026. We have active operations in Denmark, the United Kingdom, the Philippines, and Singapore. KVH is a Delaware corporation formed in 1985.

Our Business
We provide integrated, end-to-end services, software, and hardware that support our customers’ need for access to the Internet, VoIP, operations content, and entertainment services while on the move. On the services side of our business, sales of our low-earth-orbit (LEO) and global high-throughput satellite (HTS) airtime service accounted for 82% and 80% of our consolidated net sales for 2025 and 2024, respectively. Sales of content services accounted for 4% and 3% of our consolidated net sales for 2025 and 2024, respectively. On the hardware side of our business, we primarily distribute products manufactured by third-parties that support LEO satellite services. In addition, we currently manufacture and distribute a comprehensive family of mobile satellite antenna products that provide two-way access to the Internet and VoIP services using Ku-band VSAT service with integrated 5G/LTE cellular service and support for shore-based Wi-Fi. We also manufacture in-motion, stabilized antennas that provide receive-only satellite television services. Product sales accounted for 11% and 15% of our consolidated net sales for 2025 and 2024, respectively.

In the global maritime market, we believe that there is significant demand for mobile access to the Internet, operational data, voice services, entertainment content, and satellite television. For mobile access to the Internet and VoIP services, which we refer to collectively as our airtime services, we offer communication services using global satellite service (including Ku-band VSAT using the SES HTS network along with Starlink, Eutelsat OneWeb, Iridium, Inmarsat and other satellite services), 5G/LTE cellular service, and shore-based Wi-Fi access, which are marketed under the KVH ONE hybrid network brand. For customer access to our airtime services, we currently offer a family of parabolic hybrid mobile satellite antenna products, which are marketed under the TracNet hybrid terminal network brand. Under our KVH ONE OpenNet program, customers using non-KVH Ku-band VSAT terminals can subscribe to our airtime services. We are also an authorized reseller of airtime and terminals supporting the Starlink and Eutelsat OneWeb LEO services. In addition to satellite communications-based services, we also offer TracNet Coastal, a 5G/cellular and Wi-Fi based solution intended for use along coastal waterways with cellular service offered in more than 130 countries.

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

In February 2024, we announced a staged wind-down of our product manufacturing operations at our Middletown, Rhode Island location. The wind-down was driven by reduced demand for our hardware products in the face of intensifying competition in the third and fourth quarters of 2023. We concluded that we should discontinue our capital-intensive manufacturing activities and concentrate our efforts on growing sales of our multi-orbit, multi-channel, integrated communications solutions. We expect that we will continue our product manufacturing activities in order to generate a targeted amount of inventory of maritime satellite connectivity and satellite television terminals to meet anticipated demand and that we will cease substantially all manufacturing activity by the end of 2026. This wind-down has been extended because our reduced workforce has been prioritizing fulfilling LEO product orders and refurbishing AgilePlans terminals over manufacturing new units. We expect to continue to facilitate customer transition to third-party hardware products compatible with our mobile satellite communications services. We also plan to continue to conduct maintenance, service, warehousing, shipping and receiving activities at the Middletown, Rhode Island location until our anticipated relocation in the spring of 2026.

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

Our customer portal, myKVH, is a secure site that offers KVH customers access to technical support, product warranty and user documentation, billing, and direct access to KVH Manager. KVH Manager offers a suite of tools and reports, among other features, terminal status, real-time data reporting activation, and the ability to manage data access by application category, configure the KVH terminal, improve performance with Tracking Avoidance Zones, set data usage alerts and get real-time vessel tracking reports with up to one year of historical data. These tools and functionalities also support and help customers manage KVH’s LEO offerings. We are a Starlink Authorized Tier 1 reseller. We offer a suite of terminals, which can be activated on either Global Priority, suitable for maritime and global connectivity, with coverage across all Starlink service areas, or Local Priority service, suitable for fixed and mobile businesses on land and inland waterways, including lakes and rivers. In addition to airtime activation, self-service online activations for our Starlink service are available for new customers via a link and for existing customers through their KVH Manager portal. Our Eutelsat OneWeb service operates on Eutelsat OneWeb’s near-global network, providing high-performance, low-latency service with a choice of Intellian compact or enterprise terminals. Plans range from 50 GB to 15 TB.

AgilePlans, one of our options for commercial maritime customers, offers an all-inclusive Connectivity as a Service, or CaaS, usage-based pricing model. Under this all-in-one CaaS model, we charge subscribers a single monthly fee in exchange for which we provide satellite communication hardware, subsidized shipping and installation, maintenance and support, airtime and VoIP services, a service management portal and certain basic content services with no minimum commitment and no long-term contract.

We offer AgilePlans customers the same range of airtime data plans as non-AgilePlan customers. Under our CaaS model, we retain ownership of the hardware and do not sell it to subscribers, who must return it to us if they terminate our service. Returned units may be refurbished and redeployed for new AgilePlans subscriptions. As customers have subscribed to our AgilePlans service, our revenues from product sales have declined, and we expect this trend to continue. We expect that our provision of this equipment to subscribers will continue to comprise the majority of our recurring capital expenditures.

In October 2017, we launched our maritime broadband network with SES. The HTS high-speed network incorporates SES satellite services, including Epic satellites, and the IntelsatOne Flex platform, a global managed service designed to optimize bandwidth allocations and provide flexible coverage where it is needed. Our global HTS network also benefits from Japanese satellite capacity provided by SKY Perfect JSAT. Overall, our global HTS network currently uses a combination of 185 Ku-band transponders (4 of which we directly contract for) on 28 satellites to provide Ku-band coverage throughout the northern and southern hemispheres. Of the 28 satellites, 5 are considered high-throughput satellites that provide coverage via overlapping high-powered spot beams. Of the 185 Ku-band transponders, 141 are on high-throughput satellites. Along with our Ku-band HTS network, we offer airtime services via other networks, such as Starlink, Eutelsat OneWeb, Inmarsat and Iridium.

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

In October 2023, we signed a multi-year agreement with Kognitive Networks through which we are integrating Kognitive’s suite of enterprise-grade network and bandwidth management tools, private-labeled as CommBox Edge, into our maritime mobile communication service offerings. CommBox Edge is an integral element of our multi-orbit, multi-channel marine communication solutions, enabling more diverse hybrid configurations. The new suite of tools integrates with and manages onboard connectivity with features such as a cloud-managed user interface, real-time data metering and analysis, WAN combination and control with advanced routing and channel bonding, which combines multiple Internet connections for increased speed and performance, network protection and security with deep packet inspection, traffic policies, and VPN. Network and bandwidth configuration are controlled via onboard services and both cloud-based and mobile applications. As part of this suite of tools, we have added the CommBox Edge Core, a communication gateway and Wi-Fi router for leisure and light commercial vessels that need reliable network management, easy-to-deploy Wi-Fi, enhanced security, and a broad license and feature set.

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

Value-added Services

We recognize that our customers desire more than just a simple pipe for data and connectivity. We design and offer an array of value-added services that both increase the capabilities of our customers’ systems as well as generate additional recurring revenue for KVH. Among these value-added services are an enterprise-grade Managed Firewall powered by industry leader Fortinet, a cloud email system for commercial fleets and seafarers, crew Internet support, real-time vessel tracking, our KVH Link content service, and CommBox Edge. The majority of these services are available via third-party services and networks we offer as part of our KVH ONE multi-orbit, multi-channel network, including Starlink, Eutelsat OneWeb, and 5G/cellular.

Maritime Products

In the marine market, we currently offer a range of communications and mobile satellite TV products. As noted above, we are winding down our product manufacturing operations at our Middletown, Rhode Island location. We plan to migrate to a new facility in Bristol, Rhode Island in the spring of 2026 and intend to cease substantially all manufacturing activity by the end of 2026. We expect to continue to facilitate customer transition to third-party hardware products compatible with our mobile satellite communications services and our LEO offerings, including Starlink and Eutelsat OneWeb.

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

Satellite Internet and Phone. In March 2023, we began selling Starlink terminals as companion terminals for new and existing installations of our own TracNet and TracPhone systems. In September 2023, we became an authorized hardware and airtime reseller for Starlink. We currently offer Starlink as a stand-alone service and also as a KVH ONE global network companion service. While Starlink offers a fast and lower-cost data pipe, we believe that a hybrid deployment of KVH and Starlink systems offers a more robust solution due to our intelligent channel switching, KVH ONE global hybrid network, integrated services, enterprise-grade cybersecurity, and other features.

In January 2024, we announced a distribution agreement with Eutelsat OneWeb that enables us to expand our multi-orbit hybrid network to include Eutelsat OneWeb’s high-speed, low-latency service. Under the terms of the agreement, KVH offers Eutelsat OneWeb’s LEO connectivity services supporting terminals for commercial and leisure vessels via Eutelsat OneWeb’s

LEO satellite constellation. Eutelsat OneWeb’s network compromises more than 630 satellites in low earth orbit that can deliver enterprise-grade broadband connectivity services. Eutelsat OneWeb is expanding its network and ground infrastructure to meet maritime's global requirements. We currently source Eutelsat OneWeb-compatible flat-panel terminals from a third party, and we commenced shipments of terminals and service activations in the second quarter of 2025.

Our TracNet hybrid terminals (TracNet H-series) offer an end-to-end, multichannel connectivity solution. Every TracNet H-series terminal includes an integrated Ku-band VSAT antenna, high-efficiency 5G/LTE cellular antenna, and high-powered Wi-Fi bridge for connections to shore-based Wi-Fi channels. These same cellular and Wi-Fi technologies are also integral components of our TracNet Coastal products. TracNet H-series and Coastal systems offer intelligent hybrid channel switching based on factors such as service availability, costs, and the quality of data transfer. Our TracNet H-series and Coastal systems also offer the option to add two additional third-party services and their companion terminals to serve as alternate primary or backup services. We also continue to service and support our legacy TracPhone VSAT-only terminals. Together with our airtime services, these products provide an end-to-end solution for offshore mobile connectivity to commercial and leisure customers seeking an integrated hardware and service solution for mobile communications and seamless region-to-region roaming. We manufacture the TracNet and TracPhone terminals and provide 24/7/365 after-sale support. We integrate the full rack of discrete below-decks equipment typically used on traditional VSAT systems into a single, streamlined unit that is significantly easier to deploy than competing VSAT solutions.

We offer three TracNet H-series terminals: the 37 cm TracNet H30, the 60 cm TracNet H60, and the 1 meter TracNet H90. These systems all offer multi-channel hybrid connectivity, KVH’s global SIM card, and the option to use customer-supplied SIMs for local cellular service. In addition, each antenna contains the modem in the dome for higher efficiency and reduced signal loss, along with single-cable installation. VSAT data speeds offered by the TracNet systems vary by antenna diameter: TracNet H30 offers maximum speeds of 6/2 Mbps (down/up) and the TracNet H60 and H90 offers maximum speeds of 20/3 Mbps (down/up). These sizes and speeds support a wide range of vessels from leisure craft as small as 40 feet long and small fishing vessels to superyachts and large commercial vessels. Each TracNet H-series terminal includes a belowdeck hub that includes a Wi-Fi router along with support for intelligent automatic channel switching among as many as five discreet Wide Area Networks (WANs), including the integrated VSAT, 5G/cellular, and shore-based Wi-Fi services. Automatic switching is managed based on an array of performance and service cost parameters.

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

We also offer Iridium Certus, a next-generation L-band solution providing pole-to-pole global coverage. We currently offer two terminals compatible with Iridium Certus service – the Thales VesseLINK 200 (data speeds as fast as 176/176 Kbps down/up), and the Thales VesseLINK 700 (data speeds as fast as 704/352 Kbps down/up). Optional routing enables onboard data to switch between our KVH ONE hybrid network services and Iridium Certus.

Unlike our VSAT Broadband airtime, where we control and sell the airtime, we purchase Starlink, Eutelsat OneWeb, Viasat/Inmarsat, Iridium, and regional cellular data directly from these companies and resell it to our customers.

Maritime Satellite TV. Our TracVision TV-series satellite TV antennas are designed with the full spectrum of vessel sizes in mind, ranging from recreational vessels to large commercial vessels. The TV-series incorporate an Internet Protocol (IP)-enabled control unit to allow access to system information from any Wi-Fi device. Our family of marine TracVision products includes the 60 cm diameter TracVision TV6, 81 cm TracVision TV8, and 1 meter TracVision TV10. These products are compatible with Ku-band SDTV and HDTV programming as well as high-powered regional satellite TV services around the globe, based on the available signal strength and antenna size requirements. TracVision TV-series products also offer configuration, status, and service capabilities via the optional, free TracVision application for use on iOS and Android mobile devices.

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

Sales, Marketing and Support

Our sales, marketing, and support efforts target markets that are substantial and complex, and require, in many cases, networks of intermediaries, such as dealers, distributors, airtime service providers, and manufacturers’ representatives, to reach our end-user customers. These sales channels vary and evolve from time to time, but currently include targeted efforts to reach the commercial and leisure maritime markets. As our business evolves, we may pursue additional sales channels, including direct sales, in various markets. Our brands include:

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

Intellectual Property

We currently hold intellectual property rights relating to various aspects of our hardware products, software and services. We believe that our ability to compete effectively depends in part on our ability to protect these intellectual property rights and our proprietary information. We rely primarily on patent, copyright and trade secret laws, trademarks, service marks, trade dress, confidentiality procedures, and licensing arrangements to protect our intellectual property rights in the U.S. and a select number of other countries where we determine that such protection is beneficial. When appropriate, we seek to file patent applications to protect innovations arising from our research, development and design activities. As of December 31, 2025, our patent portfolio included approximately three U.S. issued utility patents. We also register our trademarks in the United States and other key international markets where we do business. Our patents will expire at various dates between May 2031 and May 2032. We enter into confidentiality agreements with our consultants, key employees, and sales representatives and maintain controls over access to and distribution of our technology, software, and other proprietary information.

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

Manufacturing

Manufacturing operations for our products consist of light manufacture, final assembly and testing. We manufacture, warehouse and distribute our products at our facilities in Middletown, Rhode Island. Our manufacturing processes are controlled by an ISO 9001:2015-certified quality standards program. We plan to migrate to a new facility in Bristol, Rhode Island in the spring of 2026. The new facility is currently scheduled to be audited for its ISO 9001:2015-certification in the second quarter of 2026.

We are winding down our product manufacturing operations and currently plan to discontinue substantially all manufacturing activities by the end of 2026 and concentrate instead on growing sales of our multi-orbit, multi-channel, integrated communications solutions, including a transition to rely increasingly, and eventually exclusively, on third-party hardware compatible with our solutions.

During the third quarter of 2024, we commenced our plan to sell the warehouse building and surface parking lot located at 75 Enterprise Center in Middletown, Rhode Island. The sale was completed in September 2025. The Company also entered into an agreement with the buyer to lease this property until the end of March 2026.

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

Working Capital and Seasonality

We hold significant inventory to support our customers and provide prompt delivery of finished goods. As a consequence, we expend substantial working capital in advance of receipt of customer orders. In addition, we have increased our inventory substantially as we ramp up production in order to generate a targeted amount of inventory of maritime satellite connectivity and satellite television terminals to meet anticipated demand, as we are winding down our product manufacturing operations at our Middletown, Rhode Island location. We plan to migrate to a new facility in Bristol, Rhode Island in the spring of 2026 and intend to cease substantially all manufacturing activity by the end of 2026. We expect to continue to facilitate customer transition to third-party hardware products compatible with our mobile satellite communications services.

Our leisure marine business is highly seasonal, and seasonality can also impact our commercial marine business, particularly in the commercial fishing market. Historically, we have generated the majority of our marine leisure product revenues during the first and second quarters of each year, and these revenues typically decline in the third and fourth quarters of each year. Temporary suspensions of our airtime services typically increase in the fourth and first quarters of each year as boats are placed out of service during the winter months.

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

In the marine market for high-speed Internet, voice, fax, and data services, we compete primarily with Marlink, Navarino, Speedcast, Viasat/Inmarsat, Elcome, Station Satcom and Network Innovations. More recently, SpaceX’s Starlink has emerged as a significant competitor with flat-panel, electronically steered array (ESA) terminals and its new LEO network. Other LEO services, such as Eutelsat OneWeb, are also entering the market. In addition, we face some competition from providers of low-speed data services, which include Viasat/Inmarsat and Iridium.

In the marine market for voice, fax, data, and Internet communications equipment, we compete primarily with Intellian and Cobham with regard to parabolic antennas. The emergence of ESA terminals from companies like Starlink has significantly increased competitive pressure on traditional parabolic antennas.

In the markets for media content, we compete primarily with Swank Motion Pictures, FrontM, Baze Technology, and PressReader.

In the marine market for satellite TV equipment, we compete primarily with Intellian, Cobham satcom and Raymarine (Intellian-made). Traditional satellite TV products and services in the marine market also face pressure from the rising use of streaming services, which are more practical in marine applications following the launch of high-speed, lower-cost LEO services.

In the markets for airtime services, the principal competitive factors are price, geographic coverage, data speed, and value-added services. In the markets for media content, the principal competitive factors are price, license rights, and distribution. In the markets for mobile satellite connectivity products, the principal competitive factors are price, product size, features, design, performance, and reliability. As noted above, as a result of increased competition, we are winding down our product manufacturing operations. We currently expect to continue to offer KVH-manufactured VSAT and satellite TV terminals through 2026 as part of our plan to gradually transition customers to third-party hardware.

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

For 2026, we anticipate ongoing demand for our hybrid connectivity solutions offering LEO, GEO and 5G/LTE Cellular connectivity. While we are seeing overall reductions in the level of GEO services purchased, our commercial customers have historically preferred redundancy of communications to minimize potential disruptions and ensure that vessel-critical data is always available. As such, we anticipate that a significant number of customers will continue to desire to maintain GEO connectivity, albeit at a reduced level, while LEO capacity is being increased. We are also facing increased competition from providers such as Marlink, Navarino, and Speedcast, who are offering fully managed IT services in addition to communications. These services may make it more difficult for us to compete, particularly with customers who prefer a single-source provider for both communications and managed IT services.

Research and Development

Focused, efficient investments in research and development are important to our future growth and competitive position in the marketplace. Our research and development efforts are directly related to timely development of new and enhanced services and related products that are central to our core business strategy and our ability to drive profitable and sustainable growth. The industries in which we compete are subject to rapid technological developments, evolving industry standards, changes in customer requirements, and new service and product introductions and enhancements. As a result, our success depends in part upon our ability, on a cost-effective and timely basis, to continue to enhance our existing services and to develop and introduce new products and services that improve performance and meet customers’ operational and cost requirements. Our current research and development activities relate to value-added services supporting platforms and emerging non-geostationary satellite orbit (NGSO) products and services, specifically Starlink and Eutelsat OneWeb, and efforts to integrate these into our overall maritime offering.

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

KVH Team Demographics

KVH team members are essential to the success of KVH. We had 300 team members as of December 31, 2025, including full-time employees, part-time employees, and long-term contractors. The figures in this section provide information as of December 31, 2025.

KVH Team Member Headcount
Category	Number at December 31, 2025
Full-time employees	258
Part-time employees	27
Long-term contractors/consultants	10
Temporary employees	5
Total	300

Our team members are directly responsible for the creation, development, manufacture, marketing, sale, repair and support of our products and services. Because we sell and support our products globally, we have a globally distributed workforce to manufacture products in the U.S. and support our customers in the U.S. and internationally:

KVH Team Member Headcount
Country	Number at December 31, 2025
United States	110
United Kingdom	68
Philippines	64
Singapore	25
India	9
Greece	6
Denmark	4
Norway	3
Brazil	2
Hong Kong	2
Other	7
Total	300

Approximately 53 team members, or 17.7%, are directly involved in supporting our technology in positions such as engineers, technicians, or software developers.

Employee Engagement

We believe we generally have strong relationships with our workforce. In 2025, our global turnover rate was 8.3%. There was no executive leadership turnover for 2025.

The average length of employee service is 9.75 years. The continuity of our employee base is important to the success of our business, as our employees have deep knowledge of our products and are critical to the services that we provide to our customers.

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

Health and Safety

We are committed to protecting the health and safety of our employees and others who enter our facilities. In 2025, KVH’s Occupational Safety and Health Administration (OSHA) total recordable incident rate was 0.0%, which is favorable compared to the 2025 OSHA national average of 2.6%.

We are committed to continued improvements to our safety, health, and wellness programs to meet our employees’ needs, which we believe are critical to attract and retain talent. We believe that creating a safe and supportive workplace is vital to our success.

KVH Team Member Recruitment

We work diligently to attract the best available talent from a diverse range of sources to meet the current and future demands of our business. We have established relationships with major universities, professional associations, and industry groups to proactively attract talent. In 2025, we hired 37 professional level team members.

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

We recorded substantial losses in each of the last six fiscal years (notwithstanding the income we recognized in 2025 from the sale of 50 Enterprise Center and 75 Enterprise Center, in 2022 from the sale of the inertial navigation business and in 2021 from the forgiveness of a PPP loan). We may continue to incur losses as we face increasingly stiff competition. Our recent restructuring, workforce reductions and other cost-reduction measures may be insufficient to offset reductions in our revenues, which are continuing. Recent inflation in the prices of goods and services, including wages, has also hampered our ability to improve profitability. In order to maintain and improve our competitive position, generate revenue and achieve sustained profitability, we must continue to grow our airtime subscriber base, reduce our bandwidth and other costs, and continue to introduce new and improved solutions. Our inability to accomplish any of these goals could have a material adverse effect on our revenues, profitability and cash flow, and we cannot provide assurances as to when, or whether, we will achieve sustained profitability. Our agreements to purchase VSAT airtime contain certain minimum fixed annual expenditure requirements through the end of 2027. Our bandwidth consumption was below those minimums for 2025, resulting in the purchase of $1.5 million of VSAT airtime in excess of usage. Future failures to meet contractual minimums could cause us to incur expenses in excess of our needs, reducing our margins, perhaps substantially.

Our losses may continue to increase substantially if we are unable to effectively adapt to changes in our business and industry.

The traditional geosynchronous satellite communications industry is experiencing significant disruption arising from customers’ rapid transition to less expensive LEO services, including Starlink and Eutelsat OneWeb, as well as increased reliance on other forms of data transmission, including Wi-Fi and cellular data services. Like others in our industry, we are experiencing significantly reduced demand for our traditional satellite communications services and products, which we expect will continue. Although we are adapting to this transition by becoming an authorized reseller of Starlink, Eutelsat OneWeb, and cellular data services and related products, there can be no assurance that we will generate the same level of revenue or gross margin from these sources that we previously derived from sales of VSAT airtime and related products. Moreover, our VSAT services require a separate infrastructure, which generates certain costs that are relatively fixed for a period of time, including certain minimum annual purchase obligations for VSAT airtime services through 2027. As customers transition away from VSAT services, our remaining VSAT services become less profitable and may eventually become insufficiently profitable to continue, especially considering our fixed commitments. If we are unable to efficiently operate both VSAT and LEO services and cost-effectively manage the ongoing transition to the latter, the expenses we incur will continue to exceed our revenues and thereby increase our losses.

Fluctuations in our quarterly net sales and results of operations could depress the market price of our common stock.

Our quarterly net sales and results of operations could continue to vary significantly for various reasons, many of which are outside our control. For example, service sales declined 6.6% in the second quarter of 2025 compared to the second quarter of 2024, and product sales decreased 52.3% in the fourth quarter of 2025 compared to the fourth quarter of 2024. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Our net sales or results of operations in a quarter may fall below the expectations of securities analysts or investors. If this occurs, the market price of our common stock could fall significantly. Our results of operations can fluctuate for many reasons, including the impact of competition and resulting changes in demand for our products and services; the impact of tariffs on goods and services we purchase; delays in order fulfillment, including as a result of shortages of components and raw materials; the mix of services and products we sell, including the mix of fixed rate and metered contracts for airtime services; our ability to manufacture, test and deliver products in a timely and cost-effective manner; the timing of new service and product introductions by us or our competitors; the scope and success of our investments in research and development; the expenses associated with relocating our facilities from Middletown, Rhode Island to Bristol, Rhode Island; expenses incurred in pursuing acquisitions and investments; expenses incurred in expanding, maintaining, or improving our global HTS network; market and competitive pricing pressures; unanticipated charges or expenses, such as the aggregate $6.0 million impairment charges to goodwill and long-lived assets we recorded in the third quarter of 2023; the $5.5 million charge related to an inventory write-down in the third quarter of 2025; the $5.2 million charge related to an inventory write-down in the fourth quarter of 2023; the $3.6 million provision for excess purchase order obligations; the $2.1 million charge for the discontinuation of a project for implementing a new manufacturing-centric accounting system that we recorded in the fourth quarter of 2023 and the $1.1 million impairment charges to long-lived assets we recorded in the third quarter of 2024; expenses incurred in responding to stockholder activism; general economic climate; seasonality of pleasure boat and recreational vehicle usage; and the impact of supply chain disruptions.

A large portion of our expenses, including expenses for network infrastructure, facilities, equipment, and personnel, are relatively fixed. For example, our agreements to purchase VSAT airtime contain certain minimum fixed annual expenditure requirements through the end of 2027. Our bandwidth consumption was below those minimums for 2025, resulting in the purchase of $1.5 million of VSAT airtime in excess of usage. More recently, in an effort to drive increased margins and lower the data cost of goods sold, we committed to purchase a larger block of Starlink Global Priority data for $45.0 million. We prepaid $5.0 million of this amount during the fourth quarter of 2025, an additional $10.0 million in January 2026 and an additional $6.0 million in February 2026. We must pay the remaining $24.0 million balance in four equal periodic payments through the first quarter of 2027. Accordingly, these contract minimums may result in purchasing airtime in excess of our customers’ anticipated usage. If our net sales continue to decline, our operating margins will also likely decline. Any failure to achieve anticipated net sales could therefore significantly harm our operating results.

A material increase in sales of third-party airtime services and products could reduce our gross margins and our profitability.

The gross margin percentage from our VSAT airtime services in some cases exceeds the gross margin percentage from other third-party products and airtime services. To the extent that the mix of airtime services we sell continues to shift away from VSAT services, our gross profit dollars may continue to decline materially if we are unable to significantly increase revenue on non-VSAT airtime services, which will reduce our profitability.

We generate revenue primarily through the resale of satellite airtime services, and our inability to acquire satellite services capacity and resell it at a sufficient profit would materially and adversely affect our business.

In 2025, we generated 82% of our revenue from the resale of airtime services. We acquire satellite service capacity from a small number of available providers, primarily SpaceX's Starlink, SES and Eutelsat OneWeb, and seek to generate a profit primarily by purchasing these services in bulk or at wholesale prices that we anticipate will allow us to resell those services to our customers at higher prices. For several years, our gross margins from these services have been insufficient to allow us to operate profitably. Although we have certain agreements with our airtime providers that specify the prices we pay them for specified amounts of airtime services to be delivered over short periods of time, our providers have no obligation to renew those agreements when they expire. Accordingly, our future costs of airtime services could increase, perhaps substantially, which could perpetuate or increase our losses and make it more difficult to achieve profitability. Moreover, intensifying competition in the market for airtime services has led, and may continue to lead, to price reductions that impair our margins. When we fix prices and quantities for future airtime, we may overestimate our ability to resell that airtime at attractive margins or at all. Our suppliers also offer their airtime services both directly and through other providers, and at any time they may reduce the prices they charge to other customers, reduce the airtime they allocate to us, increase minimum purchase commitments, modify the terms and conditions of resale, or otherwise change the nature of our relationship in a manner adverse to us. The number of airtime providers is very small, and we may be unable to make alternative arrangements with any other provider. Any future inability to acquire airtime at attractive prices, in sufficient quantities and on acceptable terms may have a material adverse effect on our business, revenue and results of operations.

Risks related to our operations

Our planned transition to reliance on third-party hardware products may be unsuccessful.

In February 2024, we announced a staged wind-down of our product manufacturing operations, which was driven by reduced demand for our hardware products in the face of intensifying competition. We plan to discontinue substantially all manufacturing activities by the end of 2026 and concentrate instead on growing sales of our multi-orbit, multi-channel, integrated communications solutions, including a transition to rely increasingly on third-party hardware compatible with our solutions. This multi-year strategy entails significant risks, including the loss of competitive differentiation as a leading manufacturer of award-winning products, the potentially irreversible loss of manufacturing expertise and know-how, increased dependence on third-party manufacturers and suppliers, the loss of control over technological innovations and improvements, significantly lower profit margins on third-party product resales, potential technological incompatibility with third-party hardware, potential additional significant provisions for excess and obsolete inventory and other charges (such as our $5.5 million charge related to an inventory write-down in the third quarter of 2025), unanticipated expenses, and increased competition for service customers from product manufacturers. If we were to experience an unexpected resurgence in demand for our products, we may be unable to restart internal production or to engage a third party to reliably manufacture and deliver them on time and at an affordable cost. Accordingly, this strategic transition entails meaningful execution risk, particularly in light of our reductions-in-force in 2024 and the resulting loss of experienced employees. The failure to implement a successful transition to a new business model based upon third-party hardware would have a material adverse effect on our business, revenues and results of operations.

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

We are highly dependent on qualified personnel at all levels, including our senior management team and other key technical, operational, managerial and sales and marketing personnel, each of whom would be difficult to replace. Our reductions-in-force in 2024 increased our dependence on continuing personnel. If we fail to retain and attract the necessary personnel, we may be unable to achieve our business objectives and may lose our competitive position, which could lead to a significant decline in net sales. The current job market for personnel is very competitive, resulting in increased compensation. We face challenges retaining our personnel and attracting new personnel to fulfill our unmet needs, particularly in light of our recent reductions-in-force. Our decision to relocate our facilities from Middletown, Rhode Island to Bristol, Rhode Island may cause us to lose employees, which may impact our business operations. Replacing key personnel may be difficult and may take an extended period of time because of the limited number of individuals with the skills and experience to execute our business strategy. We may be unable to identify or employ qualified personnel for any such position on acceptable terms, if at all. We may also need to pay higher compensation than we expect, which would make it more difficult to achieve our goal of sustained profitability.

Future strategic activities could disrupt our business and affect our results of operations.

In response to increasing competitive pressure, we may take additional measures intended to increase profitability and align our business more closely with our current strategic and financial objectives, including engagement with new suppliers, further modifications to our manufacturing arrangements and other cost-reduction efforts. For example, in February 2024 we announced a staged wind-down of our manufacturing operations and a related reduction-in-force of 75 employees, as a result of which we have incurred aggregate charges of approximately $14.8 million, consisting of a $5.2 million non-cash charge related to an inventory write-down in 2023, approximately $3.9 million of severance charges, a $3.6 million provision for excess purchase order obligations, and a $2.1 million charge for the discontinuation of a project for implementing a new manufacturing-centric accounting system. We may also choose to dispose of assets or make strategic divestitures, such as the sale of our inertial navigation business in August 2022. In the third quarter of 2025, we completed the sale of the warehouse building and surface parking lot located at 75 Enterprise Center in Middletown, Rhode Island. In the second quarter of 2025, we completed the sale of the property, building, improvements, and land located at 50 Enterprise Center in Middletown, Rhode Island. These efforts may not succeed in improving profitability. Any changes such as these could be disruptive to our business and could result in significant expense, including losses on any asset disposition or divestiture (such as the $0.3 million loss on the sale of 75 Enterprise Center), accounting charges for any inventory or technology-related write-offs or any workforce reduction costs, such as those described elsewhere in risk factors. We could incur significant transaction costs, including for potential transactions that do not proceed. Substantial expense or charges resulting from restructuring activities, the relocation of our facilities, dispositions of assets or divestitures could adversely affect our results of operations and use of cash in the periods in which we take these actions. Any disposition of assets or divestiture could also result in the retention of liabilities and expenses that are not assumed by the buyer or the loss of operating income from the divested assets or operations, either of which could negatively impact profitability after any divestiture.

We must generate a certain level of service sales in order to maintain or improve our service gross margins.

As a result of our global satellite network infrastructure, we incur certain costs that generally do not vary directly in proportion to the volume of service sales, and we have limited ability to reduce these fixed costs. If service sales, including through our AgilePlans subscription model, continue to decline, our service gross margins will also continue to decline, particularly if the contractual minimum expenditure requirements of our VSAT airtime supply agreements, referred to above, continue to require us to make payments in excess of our needs. The failure to improve our global VSAT service gross margins and unit sales would have a material adverse effect on our overall profitability.

In the fourth quarter of 2025, we entered into an agreement to purchase a large block of Starlink Mobile Priority data at favorable rates. We prepaid $5.0 million of this amount during the fourth quarter of 2025, an additional $10.0 million in January 2026 and an additional $6.0 million in February 2026. We must pay the remaining balance of $24.0 million in periodic payments through the first quarter of 2027. If the volume of services sales is not significant enough to consume this pooled data within the applicable period, our gross margins will suffer. While we currently expect to consume all of this pooled data within the contract period, if at any time we were to determine that it is more likely than not that we would not consume a portion of the pooled data, we would expect to expense the applicable portion at the time of each such determination.

Our ability to compete in the maritime airtime services market will be impaired if we are unable to provide sufficient service capacity to meet customer demand.

We currently offer our global HTS VSAT service and LEO services in the Americas, Europe, the Middle East, Africa, Asia-Pacific, Indian, and Australian and New Zealand waters, as permitted by local regulatory authorities and licensing. We may need to maintain or expand capacity in existing coverage areas to support our subscriber base. If we are unable to reach economical agreements with third-party satellite providers to support our global satellite services and its technology or if transponder capacity is unavailable to meet demand in a given region, our ability to provide airtime services will be at risk and could reduce the attractiveness of our products and services.

Our results of operations are adversely affected by unseasonably cold weather, prolonged winter conditions, disasters or similar events.

Our leisure marine business is highly seasonal, and seasonality can also impact our commercial marine business, particularly in the commercial fishing market. Historically, we have generated the majority of our leisure marine product revenues during the first and second quarters of each year, and these revenues typically decline in the third and fourth quarters of each year, compared to the first two quarters. Historically, we have generated the majority of our leisure marine service revenues during the second and third quarters of each year, as temporary suspensions of our airtime services typically increase in the fourth and first quarters of each year as boats are placed out of service during winter months. Our leisure marine business is also significantly affected by the weather. Unseasonably cool weather, prolonged winter conditions, hurricanes, unusual amounts of rain, and natural and other disasters may decrease boating, which could reduce our revenues. Specifically, we may encounter a decrease in new airtime activations as well as an increase in the number of cancellations or temporary suspensions of our airtime service.

We are winding down our single manufacturing facility, and any significant disruption to this facility in the near term will impair our ability to deliver our products.

We manufacture all of our products at our manufacturing facility in Middletown, Rhode Island, and we have begun to wind down our manufacturing operations at that facility. We currently plan to discontinue substantially all manufacturing activities by the end of 2026. Some of our production processes are complex, and we may be unable to respond rapidly to the loss of the use of our production facility. For example, we use some specialized equipment that may take time to replace if it is damaged or becomes unusable for any reason. In that event, shipments would be delayed, which could result in customer or dealer dissatisfaction, loss of sales and damage to our reputation. In light of the wind-down, we may elect to halt production rather than to incur significant expenses to repair or replace manufacturing equipment, which may limit our production and accelerate the loss of product sales.

Acquisitions and strategic relationships may disrupt our operations or adversely affect our results.

We evaluate opportunities to acquire other businesses and assets and pursue other strategic relationships as they arise. For example, in October 2025, we acquired the maritime satellite service business of a satellite services provider operating in the Asia-Pacific region for a purchase price of approximately $4.7 million. The expenses we incur evaluating and pursuing acquisitions and strategic relationships could have a material adverse effect on our results of operations. If we acquire a business, we may be unable to manage it profitably or successfully integrate its operations with our own. Moreover, we may be unable to realize the strategic, financial, operational and other benefits we anticipate, and any acquisition or strategic relationship may increase our operating expenses. Further, our approach to acquisitions and strategic relationships may involve a number of special financial and business risks, such as entry into new and unfamiliar lines of business or markets, which may present challenges or risks that we did not anticipate; entry into new or unfamiliar geographic regions, including exposure to additional tax and regulatory regimes; increased expenses associated with the amortization of acquired intangible assets; increased exposure to fluctuations in foreign currency exchange rates; charges related to any abandoned acquisition; diversion of our management’s time, attention, and resources; loss of key personnel; loss or termination of acquired contracts; increased reliance on third parties; increased costs to improve or coordinate managerial, operational, financial, and administrative systems, including internal control over financial reporting; dilutive issuances of equity securities; the assumption of legal liabilities; and losses arising from impairment charges associated with goodwill or intangible assets. In the case of our October 2025 acquisition, we recorded goodwill and intangible assets related to this acquisition and unanticipated early terminations and/or non-renewals of a material portion of the acquired agreements could result in the recognition of impairment charges that would adversely affect our results of operations, perhaps materially.

Risks related to our industry

Increasingly intense competition may limit our ability to sell our products and services.

The mobile connectivity market is intensely competitive, and we expect the intensity of competition to continue to increase in the future. We may not be able to compete successfully against current and future competitors, which would impair our ability to sell our products and services. We are facing significant competition from companies that seek to compete primarily on price and from both current LEO services, such as SpaceX's Starlink and Eutelsat OneWeb, and future LEO services, such as Amazon Leo (previously Kuiper), Telesat, and others. Competition from these sources increased dramatically in the last three years and continues in 2026, leading to material and ongoing reductions in our VSAT subscriber base. These companies may continue to implement price reductions and discounts for both products and services, which have required us to reduce our prices or offer discounts in an effort to mitigate erosion of our market share. Additional price reductions or discounts may cause us to record additional write-downs to the value of our inventory. The majority of our customers have no long-term commitment and can switch providers without penalty. For example, AgilePlans customers are on month-to-month agreements. In the third quarter of 2024, we received and processed the anticipated service downgrade request from the U.S. Coast Guard, which reduces anticipated revenue from this customer for 2025 through 2027 by approximately 95%. As a result, we expect to generate substantially less revenue from the U.S. Coast Guard. For example, revenue from the U.S. Coast Guard declined from approximately $2.4 million in the third quarter of 2024 to approximately $0.1 million in the fourth quarter of 2025.

Many competitors have greater financial resources than we do, enabling them to operate at lower margins to gain market share. We believe increased competition contributed to the decrease in our product sales in 2025, and we expect that this trend will continue in future periods.

Some of the companies that we depend on to supply us with capacity on satellite communications networks may vertically integrate by introducing their own products and services to compete with ours, which might motivate them to stop providing satellite network capacity to us, or to make it available on less favorable terms.

Although KVH is a Tier 1 reseller of Starlink terminals and services, we continue to face competitive challenges both from Starlink direct sales as well as from an expanding network of other Starlink resellers. A significant number of leisure customers have adopted Starlink systems for both two-way communications as well as streaming, which has impacted both our VSAT Broadband and TracVision satellite TV businesses. Although our leisure business accounts for less than 15% of our total revenue, competition from Starlink from various sources has had an adverse impact on our commercial business as well, particularly our growth in that segment and our overall VSAT subscriber base. While we did increase our subscriber count in every quarter of 2025 and the second, third and fourth quarters of 2024, spurred by an increase in subscribers for Starlink service provided by KVH, the total number of our subscribers declined in the third and fourth quarter of 2023 and the first quarter of 2024. If we are unable to sustain growth, it would have a material adverse effect on our revenue, profitability, and cash flow.

In the marine market for high-speed Internet, voice, and data services, we have historically competed primarily with Marlink, Navarino, Speedcast, Viasat/Inmarsat, and Network Innovations, along with smaller, single-hub regional services to deliver VSAT service. Additionally, we are facing meaningful competition from new LEO-focused providers such as SpaceX’s Starlink and Eutelsat OneWeb and an emerging group of smaller providers, such as Clarus, Pivotel, Elcome and Station Satcom. We also face competition from providers of low-speed data services, which include Viasat/Inmarsat and Iridium. In the marine market for satellite TV equipment, we compete primarily with Intellian, Cobham and Raymarine (Intellian-made). In the marine market for two-way communications equipment, we compete primarily with Intellian and Cobham. In the markets for media content, the KVH Media Group competes primarily with Swank Motion Pictures, Baze Technology, FrontM and PressReader. Some of our competitors are well-established companies that have substantially greater financial, managerial, technical, marketing, personnel, and other resources than we do, which may help them to compete more effectively against us.

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

From time to time, we have recorded significant inventory charges and/or inventory write-offs as a result of substantial declines in customer demand. For example, in the third quarter of 2025, we recorded a $5.5 million inventory write-down charge due to further reduction in demand for certain of our hardware products as well as a reduction in the prices we charge for certain TracNet H-series terminals. In 2023, we recorded a $5.2 million inventory write-down charge and a $3.6 million charge for excess purchase order obligations, both relating to the reduced demand for our hardware products, which led to the staged wind-down of our manufacturing activities at our facility in Middletown, Rhode Island that we began in 2024. We have also recorded significant losses on the disposal of AgilePlans revenue-generating fixed assets due to the decline in customer demand of VSAT Broadband AgilePlans units. For example, in 2024 we recorded a non-cash $0.9 million loss related to the disposal of AgilePlans revenue-generating fixed assets in which no proceeds were received. Market or competitive changes, such as a continuation of the decline in demand for our hardware products that we have been experiencing for the last three years, could lead to additional charges for excess or obsolete inventory or losses on fixed assets, especially if we are unable to appropriately adjust the supply of material from our vendors, as we were unable to do in 2023.

Risks related to our dependence on third parties and third-party technology

Our mobile satellite communications solutions currently depend on third-party satellite services, gateway teleports and terrestrial networks provided by third parties, and a disruption in those services could adversely affect sales.

Our communications solutions utilize third-party satellite services and other communication networks. We do not own the satellites that provide two-way satellite communications, the terrestrial networks that interconnect our facilities with the satellite teleports that communicate with the satellites, or any other communication network. SpaceX's Starlink provides the data services for Starlink LEO services, while Eutelsat OneWeb and SES provide the data connectivity for Eutelsat OneWeb LEO services, which we began providing for maritime use in January 2025. SES and SKY Perfect JSAT currently provide the satellite capacity to support our global high-throughput satellite (HTS) broadband service, our TracNet H-series and TracPhone V-HTS series products and third-party products compatible with our services. Vodafone currently provides the 5G/LTE services used by our TracNet H-series terminals and compatible third-party products to provide cellular service in 150+ countries. For our TracNet Coastal products launched in December 2024, we purchase 5G/LTE cellular data from T-Mobile for service in the U.S. and Vodafone for service globally. Additionally, we purchase cellular data from Flexiroam, a Mobile Virtual Network Operator (MVNO) with connectivity in over 200 countries. We rely on Viasat/Inmarsat for satellite communications services for our FleetBroadband-compatible, FleetOne-compatible, Global Xpress-compatible and BGAN-compatible products, as well as our handheld products. We also have an arrangement with Iridium for additional satellite communications services for handheld devices, as well as services that we make available to our customers as a backup option to provide communications redundancy with our primary service offerings.

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

We exercise little or no control over these third-party providers of satellite, teleport, and terrestrial network services, which increases our vulnerability to problems with the services and coverage they provide. Due to our reliance on these service providers, when problems occur, it may be difficult to identify the source of the problem. Service disruption or outages, regardless of whether they are caused by our service, the equipment or services of our third-party service providers, or our customers’ or their equipment and systems, may result in loss of market acceptance of our service, and any necessary repairs or other remedial actions may cause us to incur significant costs and expenses. Any failure on the part of third-party service providers to achieve or maintain expected performance levels, stability, security, or adequate data service coverage in key regions could harm our relationships with our customers, result in claims for credits or damages, damage our reputation, significantly reduce customer demand for our solutions and seriously harm our financial condition and operating results.

If customers become dissatisfied with the pricing, service, availability, programming or other aspects of any of these satellite services, or if any one or more of these services becomes unavailable for any reason, we could suffer a substantial decline in sales of the satellite services or products we offer. There may be no alternative satellite service provider available to us in a particular geographic area, and the modem or other technology our customers use may not be compatible with the technology of any alternative service provider that may be available. Even if available, delays caused by switching our systems to another service provider and qualifying this new service provider could materially harm our customer relationships, business, financial condition, and operating results. In addition, the unexpected failure of a satellite could disrupt the availability of programming and services, which could reduce the demand for, or customer satisfaction with, the services or products we offer.

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

We are highly dependent on information technology networks and systems, including the Internet and third-party systems, to securely process, transmit and store electronic information, including personal information of our customers. We also retain sensitive data, including intellectual property, proprietary business information, personally identifiable information, credit card information, and usage data of our employees and customers on our computer networks and those of third parties. Although we take certain protective measures and endeavor to modify them as we believe circumstances warrant, invasive technologies and techniques continue to evolve rapidly, and increasingly sophisticated hacking organizations are targeting business systems, including ours. As a result, the computer systems, software and networks that we use are vulnerable to disruption, shutdown, unauthorized access, misuse, erasure, alteration, employee error, phishing, computer viruses, ransomware or other malicious code, and other events that could have a material security impact. Some cyberattacks, such as phishing, exploit human vulnerabilities that cannot necessarily be addressed through protective technology. The protective measures on which we rely, including training of our personnel, may be inadequate to prevent or detect all material cybersecurity breaches or determine the extent of any material breach, and there can be no assurance that material undetected breaches have not already occurred. If any material cybersecurity event were to occur, it could disrupt our operations, distract our management, cause us to lose existing customers and fail to attract new customers, as well as subject us to regulatory actions, litigation, fines, damage to our reputation or competitive position, or orders or decrees requiring us to modify our business practices, any of which could have a material adverse effect on our financial position, results of operations or cash flows.

Risks related to economic conditions and trade relations

Our revenues, results of operations and financial condition may be adversely impacted by economic turmoil, war, political instability, declines in consumer and enterprise spending.

Economic and political conditions in the geographic markets we serve have experienced significant turmoil over the last several years, including significant disruptions to long-standing international relationships, government shutdowns, U.S. military strikes on seafaring vessels, the capture and imprisonment of a foreign head of state, U.S. military operations in international waters, recent and ongoing changes in U.S. geopolitical priorities, a potential global recession, slow economic activity, war and refugee crises in the Middle East and Europe, tight credit markets, inflation and deflation concerns, changing interest rates, low consumer confidence, limited capital spending, adverse business conditions, terrorist attacks, changes in government priorities, trade wars, anti-globalization movements, efforts to combat climate change, restrictions on commercial fishing, gridlock from a polarized Congress, and liquidity concerns. These factors vary in intensity by region. For example, conflict in the Middle East has resulted in periodic disruptions to global shipping, which could intensify and result in significant delays in shipments of products or supplies, materially increased shipping costs and loss of revenues. Further, recent tax reform legislation is predicted to substantially increase borrowing by the federal government, which could lead to both increased interest rates and increased inflation. We cannot predict the timing, duration, or ultimate impact of turmoil on our markets or our suppliers. We expect our business would be adversely impacted by any significant turmoil, to varying degrees and for varying amounts of time, in all our geographic markets.

Changes in U.S. trade policy, including the ongoing threat and imposition of significant tariffs and resulting changes in international trade relations, may have a material adverse effect on us.

The current presidential administration has introduced dramatic changes to the United States’ approach to international trade, which is disrupting existing bilateral and multi-lateral trade agreements and treaties with other countries. These disruptions appear to be intensifying. The U.S. has imposed, suspended, reinstated, reduced, increased or otherwise modified significant tariffs on a wide range of foreign goods and may continue to do so. Certain foreign governments have retaliated and may continue to do so. We derive a majority of our revenues from international sales, which makes us especially vulnerable to increased tariffs. Unpredictable and frequently shifting priorities in U.S. trade policy are generating significant turmoil in international trade relations, and it is unclear what actions governments will or will not take with respect to tariffs or other international trade agreements and policies. For example, President Trump previously imposed tariffs ranging from 10% to 145% on an array of imports from Canada, Mexico, China and other countries. Many of those tariffs remain in place, often with modifications. In response, these countries have imposed or are considering imposing retaliatory tariffs on U.S. exports and other restrictions on trade with the U.S. It is unclear what further action the presidential administration will take with respect to tariffs, but future tariff rates may be substantially higher than historical averages. Ongoing or new trade wars or other governmental action related to tariffs or international trade agreements or policies could substantially reduce demand for our services and products, increase our costs, materially reduce our profitability, adversely impact our supply chain or otherwise have a material adverse effect on our business and results of operations.

Changes in foreign currency exchange rates may negatively affect our financial condition and results of operations.

We face significant exposure to movements in exchange rates for foreign currencies, particularly the pound sterling. When the U.S. dollar strengthens against certain foreign currencies, this adversely affects revenues reported in U.S. dollars and decreases the reported value of our assets in foreign countries. Conversely, when the U.S. dollar weakens against certain foreign currencies, this positively affects revenues reported in U.S. dollars and increases the reported value of our assets in foreign countries. We also have intragroup receivables and liabilities, such as loans, that can generate significant foreign currency effects. Changes in exchange rates, particularly the U.S. dollar against the pound sterling, could lead to the recognition of unrealized foreign exchange losses.

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

The market for mobile connectivity solutions is characterized by rapid technological change, frequent new product innovations, changes in customer requirements and expectations, and evolving industry standards. For example, our traditional VSAT service business is facing significant competition from new LEO networks such as SpaceX's Starlink and Eutelsat OneWeb. In addition, the barrier to entry to the sale of services like Starlink is relatively low for other providers. If we fail to make innovations in our existing services and products, reduce the costs of our services and products, or successfully integrate ancillary or third-party services and products into our portfolio to differentiate our service offerings, our market share will likely continue to decline. Services or products using these or other new technologies, or emerging industry standards, could render our services and products obsolete. If our competitors’ new or enhanced services or products either outperform our services or products or offer greater value, or are perceived as doing so, our sales may continue to decline.

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

Historically, sales to customers outside the United States have accounted for an increasingly significant portion of our net sales. We derived 78% and 73% of our revenues in 2025 and 2024, respectively, from sales to these foreign customers. We have foreign offices in Denmark, the United Kingdom, Singapore, Japan, Norway, the Philippines and Brazil. Nonetheless, substantially all of our operations and a significant number of our key personnel are located in the United States. Our limited international operations may impair our ability to compete successfully in international markets and to meet the service and support needs of our customers in countries where we have little to no infrastructure. Risks associated with our international business activities may increase our costs and require significant management attention. These risks include restrictions on international travel, which may restrict our ability to grow and service our business; international shipping delays; tariffs; sanctions or other trade restrictions that preclude or restrict doing business with particular foreign governments, companies or individuals; technical challenges we may face in adapting our solutions to function with different satellite services and technology in use in various regions around the world; satisfaction of international regulatory requirements and delays and costs associated with procurement of any necessary licenses or permits; the potential unavailability of content licenses covering international waters and foreign locations; increased costs of providing customer support in multiple languages; increased costs of managing operations that are international in scope; potentially adverse tax consequences, including restrictions on the repatriation of earnings; protectionist laws and business practices that favor local competitors, which could slow our growth in international markets; potentially longer sales cycles; potentially longer accounts receivable payment cycles and difficulties in collecting accounts receivable; and economic and political instability in some international markets.

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

Our stock price has historically been volatile. During the period from January 1, 2021 to December 31, 2025, the trading price of our common stock ranged from $4.17 to $15.29. Many factors may cause our stock price to fluctuate, including variations in quarterly results; the introduction of new products and services by us or our competitors; adverse business developments; reductions-in-force; changes in estimates of our performance or recommendations by securities analysts; the hiring or departure of key personnel; acquisitions or strategic alliances involving us or our competitors; market conditions in our industry; and the global macroeconomic and geopolitical environment. Broad market fluctuations may adversely affect our stock price. When the market price of a company’s stock drops significantly, stockholders often institute securities litigation against that company. Any such litigation could cause us to incur significant expenses defending against the claim, divert the time and attention of our management and result in significant damages.

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 1C.	Cybersecurity

We have established procedures to assess, identify, and manage material risks from cybersecurity threats and have integrated those procedures into our overall risk management systems and processes.

We have implemented a written information security program ("WISP") to create administrative, technical and physical safeguards at KVH for the protection of confidential information of KVH and its employees and customers and other third parties. The WISP sets forth our procedures for evaluating our electronic and physical methods of collecting, storing, accessing, using, transmitting, and protecting confidential information, including personal information, as defined by federal and state law. We have utilized the National Institute of Standards and Technology’s Cybersecurity Framework (NIST CSF) as a baseline for the WISP procedures in addition to General Data Protection Regulation (GDPR) standards. In addition to our data privacy policy, the WISP policy defines how sensitive and private data is protected. Under our procedures, we review the scope of the security measures in the WISP at least annually, or whenever there is a material change in our business practices or we receive information about material new cybersecurity threats or risks, that may implicate the security or integrity of records. Once we identify material cybersecurity risks, we seek to identify and implement prevention measures. Current prevention measures include, among other things, to the extent we determine to be appropriate for our information systems in light of our financial, personnel and other resources, restricted physical access, restricted systems access, multi-factor authentication, software solutions such as intrusion detection systems, anti-virus, anti-malware, email filtering and quarantining programs, routine system maintenance and updates, backup and recovery systems, routine employee cybersecurity training and testing, and quarterly internal audits. The measures we take may be inadequate to protect us from cybersecurity risks. See “Item 1A. Risk Factors – Risks related to our dependence on third parties and third-party technology – Cybersecurity breaches could disrupt our operations, expose us to liability, damage our reputation, and require us to incur significant costs or otherwise adversely affect our financial results.”

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

Our Information Security Officer (“ISO”) is responsible for implementing, supervising and maintaining the WISP, including the implementation of prevention measures. The ISO reports directly to the Chief Executive Officer. The ISO has over 30 years of experience in the information technology field, including experience in healthcare system information technology, which included cybersecurity responsibilities, and then in project management office leadership for information technology managed services providers. The ISO is supported by our former Chief Information Security Officer, who remains with KVH in an individual contributor capacity through mid-2026 and continues to provide cybersecurity expertise to the program.

We have also implemented an Incident Response Plan (“IRP”), which provides a set of guidelines on the appropriate responsive actions to take in the event of a cybersecurity incident, depending on the particular facts and circumstances of the incident.

The audit committee assists the Board of Directors in overseeing our cybersecurity program. Both the Board of Directors and the audit committee receive regular reports regarding material cybersecurity developments. The discussion of cybersecurity issues is on the agenda of each quarterly Board of Directors' meeting. In the case of a security incident, the ISO will report the incident directly to the Chief Executive Officer, Chief Financial Officer and Senior Vice President, General Counsel & Compliance Officer. The breach will then be communicated to the audit committee dependent on the materiality of the incident.

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

We are currently headquartered in Middletown, Rhode Island. On July 23, 2025, we entered into a new seven-year lease agreement for approximately 32,000 square feet of office and warehouse space in Bristol, Rhode Island. We currently plan to migrate our Rhode Island operations to this leased facility in the spring of 2026.

The following table provides information about our principal facilities as of December 31, 2025.

Location	Type	Principal Uses	Approximate Square Footage	Ownership	Lease Expiration
Middletown, Rhode Island	Office, plant and warehouse	Corporate headquarters, research and development, sales and service, marketing, administration, manufacturing and warehousing	75,300	Leased	March 31, 2026

ITEM 3.	Legal Proceedings

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

Stockholders. As of March 4, 2026, we had 56 holders of record of our common stock. This number does not include stockholders for whom shares were held by a nominee or in “street” name.

Dividends. We have never declared or paid cash dividends on our capital stock, and we have no plan to pay any cash dividends in the foreseeable future. We currently intend to retain any future earnings to finance our operations and future growth.

Issuer Purchases of Equity Securities. On December 10, 2024, our Board of Directors announced a share repurchase program pursuant to which we may purchase outstanding shares of our common stock for an aggregate purchase price of up to $10 million. On March 6, 2026, our Board of Directors authorized an increase in the size of the repurchase program from $10 million to $15 million.

Under the program, at management’s discretion, we may repurchase shares from time to time through various means, including on the open market, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. We may elect to make purchases under Rule 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which imposes certain volume limitations, and/or under Rule 10b5-1 under that act, which would permit repurchases to occur during periods when we might otherwise be precluded from making purchases under insider trading laws or KVH policy. The volume and timing of any such repurchases will depend on a variety of factors, including the availability of shares, price, market conditions, alternative uses of capital, liquidity, general business conditions, satisfaction of debt covenants, and applicable regulatory requirements. The program does not obligate us to repurchase any minimum number or dollar amount of shares, and the program may be modified, suspended or terminated at any time without prior notice. The program’s expiration date has been extended to December 2026 and may be further extended.

In 2025, we repurchased approximately 327,000 shares of common stock in open market transactions at a cost of approximately $1.7 million. Except as noted above, there were no other repurchase programs outstanding.

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
October 1 - October 31	266	$5.30	266	$13,626,646
November 1 - November 30	37,853	5.86	37,853	13,403,681
December 1 - December 31	24,378	5.97	24,378	13,257,502
Total	62,497	5.90	62,497

(1)The paragraphs preceding the table provide information about the date the share repurchase program was announced, the dollar amount approved and the anticipated expiration date of the program. No other share repurchase program expired, was terminated or was abandoned during the period covered by the table.
(2)Does not reflect brokerage commissions.
(3)Gives effect to the increase in the size of the repurchase program authorized by our Board of Directors on March 6, 2026.

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

Overview

We are a leading global provider of innovative and technology-driven connectivity solutions to primarily maritime commercial and leisure customers. We provide global high-speed Internet and Voice over Internet Protocol (VoIP) services via satellite to mobile users at sea and on land. We are also a leading provider of commercially licensed entertainment, including movies, television programming, news, and music, to commercial customers in the maritime market, along with supplemental value-added cybersecurity, email, and crew internet services.

We generate revenues in the United States and various international locations, including primarily Singapore, Canada, South American countries, European Union countries and other European countries, and countries in Africa, the Middle East and Asia/Pacific, including India. Sales to customers outside the United States accounted for 78% and 73% of our consolidated net revenues for 2025 and 2024, respectively.

We generate a substantial majority of our revenues from sales of satellite Internet airtime services. We provide, for monthly fixed fees and per-usage fees, satellite connectivity encompassing broadband Internet, data and VoIP services, to customers via our KVH ONE hybrid network, which integrates global satellite service (including Starlink, Ku-band VSAT using the SES HTS network, Eutelsat OneWeb, Iridium, and other satellite services), KVH-provided cellular service in more than 130 countries, and shore-based Wi-Fi access. Sales of our low-earth-orbit (LEO) and global high-throughput satellite (HTS) airtime services accounted for 82% and 80% of our consolidated net sales for 2025 and 2024, respectively. In March 2023, we began selling Starlink terminals and, in September 2023, we became a Starlink authorized hardware and airtime reseller offering Global Priority data plans for maritime use. In October 2024, we expanded our portfolio to include Starlink Local Priority data plans, which is suitable for fixed and mobile uses on land and inland waterways, including lakes and rivers. In 2025, Starlink products and services were our fastest growing products and services. We are also now earning usage fees from our offering of Eutelsat OneWeb maritime service, which we launched in January 2025. Revenue from our cellular airtime service supplements our satellite-only airtime revenue. In addition, we earn monthly usage fees from sales of third-party satellite connectivity for VoIP and supplemental services to our Inmarsat, Iridium, Starlink and Eutelsat OneWeb customers. In December 2024, we introduced our TracNet Coastal and TracNet Coastal Pro terminals, expanding our extensive multi-channel portfolio of maritime products and services with a standalone 5G/cellular and Wi-Fi system. We also generate service revenue from product repairs and extended warranty sales.

Our service sales also include the distribution of entertainment, including movies, television programming, news and music, to commercial customers in the maritime market through KVH Media Group, along with supplemental value-added services. Sales of content services accounted for 4% and 3% of our consolidated net revenues for 2025 and 2024, respectively.

Historically, our Ku-band VSAT communications service was the primary driver of revenue growth. However, in recent years these services have represented a declining percentage of our revenues in the face of increased demand for and competition from emerging LEO services. Our satellite-only and hybrid products enable marine customers to receive data, VoIP, and value-added services via satellite, cellular, and shore-based Wi-Fi networks onboard commercial and leisure vessels. In addition, our in-motion television terminals permit customers to receive live digital television via regional satellite services on marine vessels and on recreational vehicles, buses and automobiles. We sell our products through an extensive international network of dealers and distributors. We also sell and lease products to service providers and end users. Product sales accounted for 11% and 15% of our consolidated net sales for 2025 and 2024, respectively.

Manufacturing Wind-down; Restructuring

In February 2024, we announced a staged wind-down of our product manufacturing operations at our Middletown, Rhode Island location. The wind-down was driven by reduced demand for our hardware products in the face of intensifying competition in the third and fourth quarters of 2023. We concluded that we should discontinue our capital-intensive manufacturing activities and concentrate our efforts on growing sales of our multi-orbit, multi-channel, integrated communications solutions. We expect that we will continue our product manufacturing activities in order to generate a targeted amount of inventory of maritime satellite connectivity and satellite television terminals to meet anticipated demand and that we will cease substantially all manufacturing activity by the end of 2026. This wind-down has been extended because our reduced workforce has been prioritizing fulfilling LEO product orders and refurbishing AgilePlans terminals over manufacturing new units. We expect to continue to facilitate customer transition to third-party hardware products compatible with our mobile satellite communications services. We also plan to continue to conduct maintenance, service, warehousing, shipping and receiving activities at the Middletown, Rhode Island location until our anticipated relocation in the spring of 2026.

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

Starlink Distribution Agreement

During the second quarter of 2024, we expanded our relationship with Starlink through a bulk data distribution agreement. Under the agreement, we prepaid $17.0 million for access to a large block of Starlink Global Priority data at favorable rates. The agreement provided us flexibility in the development and sale of custom airtime plans using Starlink’s Global Priority service. We began drawing from this prepaid pooled data in the third quarter of 2024 and this data was fully consumed by the end of 2025. In the fourth quarter of 2025, we entered into an agreement to purchase a substantially larger block of Starlink Global Priority data. We made a prepayment of $5.0 million related to this agreement in the fourth quarter of 2025, an additional $10.0 million in January 2026 and an additional $6.0 million in February 2026. We must pay the remaining balance of $24.0 million in periodic payments through the first quarter of 2027.

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

In December 2024, we entered into an agreement to sell 75 Enterprise Center for $8.5 million. The sale was completed in September 2025, resulting in a loss of $0.3 million, which is included in other income (expense), net in our consolidated statement of operations for 2025. The sale generated $7.8 million of net cash. In September 2025, we also entered into an agreement with the buyer to lease this property until the end of March 2026 for approximately $0.1 million.

Additionally, in the third quarter of 2024, we commenced our plan to sell the property, building, improvements, and land located at 50 Enterprise Center in Middletown, Rhode Island (“50 Enterprise Center”). As of September 30, 2024, 50 Enterprise Center had a carrying value of approximately $3.6 million. We determined that all of the criteria to classify 50 Enterprise Center as held for sale had been met as of September 30, 2024. The estimated fair value of 50 Enterprise Center at that date exceeded its carrying value. In December 2024, we entered into an agreement to sell 50 Enterprise Center, subject to the buyer’s right to terminate the agreement during an inspection period. In January 2025, before the end of the inspection period, we received notice of termination from the buyer. In March 2025, we entered into an agreement with another buyer to sell 50 Enterprise Center for $5.3 million. The sale was completed in June 2025, resulting in a gain of $1.3 million, which is included in other income (expense), net in our consolidated statement of operations for 2025. The sale generated $4.9 million of net cash.

Seasonality

Our marine leisure business has been highly seasonal, and seasonality can also impact our commercial marine business, particularly in the commercial fishing market. Temporary suspensions of our airtime services typically increase in the third and fourth quarters of each year as boats are placed out of service during the winter months. Historically, we have generated the majority of our marine leisure product revenues during the first and second quarters of each year, and these revenues typically decline in the third and fourth quarters of each year, compared to the first two quarters.

Excess and Obsolete Inventory

During 2025, we recorded a $5.5 million inventory write-down related to further reduced demand for certain of our hardware products as well as a reduction in the prices we charge for certain TracNet H-series terminals. We implemented this price reduction at the end of the third quarter of 2025 and, as a result, reduced the value of our remaining inventory of those products to net realizable value based on lower customer pricing. If demand continues to decline, we may need to record additional inventory write-downs.

Business Combination

On October 8, 2025, we purchased the maritime satellite service business of a satellite services provider operating in the Asia-Pacific region. The aggregate purchase price consideration transferred from us to the seller totaled $4.7 million, which consisted of cash payments at closing totaling $3.8 million and non-cash consideration in form of the settlement of certain receivables owed to us by the seller and valued at $0.9 million. As a result of the business combination, we recognized intangible assets of $3.4 million and goodwill of $0.7 million. Please see Note 18 of our accompanying financial statements for additional details surrounding the business combination.

We plan to continue to explore additional opportunities to increase our revenue through strategic customer acquisition transactions. These transactions may take the form of purchases of individual customer contracts, purchases of multiple customer contracts, larger asset acquisitions, or other business combination transactions.

Results of Operations
The following table provides, for the periods indicated, certain financial data expressed as a percentage of net sales:

	Year Ended December 31,
	2025	2024
Sales:
Service	88.6%	84.7%
Product	11.4	15.3
Net sales	100.0	100.0
Costs and expenses:
Costs of service sales	57.4	52.7
Costs of product sales	17.4	16.3
Research and development	3.1	7.4
Sales, marketing and support	18.4	18.5
General and administrative	13.8	14.5
Long-lived assets impairment charge	—	1.0
Total costs and expenses	110.1	110.4
Loss from operations	(10.1)	(10.4)
Interest income	2.3	2.7
Interest expense	—	—
Other income (expense), net	1.0	(1.6)
Loss before income tax (benefit) expense	(6.8)	(9.3)
Income tax (benefit) expense	(0.1)	0.4
Net loss	(6.7)%	(9.7)%

Years ended December 31, 2025 and 2024

Our net sales for 2025 and 2024 were as follows:

			Change
	Year Ended December 31,		2025 vs. 2024
	2025	2024	$	%
	(in thousands)
Service sales	$98,407	$96,446	$1,961	2%
Product sales	12,602	17,382	(4,780)	(27)%
Net sales	111,009	113,828	(2,819)	(2)%

Net sales decreased by $2.8 million, or 2%, in 2025 as compared to 2024. Service sales increased by $2.0 million, or 2%, to $98.4 million in 2025 from $96.4 million in 2024.

The increase in service sales was primarily due to a $0.9 million increase in CommBox Edge service sales, a $0.6 million increase in our content services sales, and a $0.5 million increase in our airtime service sales. The increase in our airtime services sales reflected a substantial increase in LEO service sales driven by an increase in subscribers for both Starlink and Eutelsat OneWeb. This increase in LEO service sales was largely offset by a substantial decrease in VSAT service sales, which was driven primarily by a decrease in VSAT subscribers, as well as a $7.7 million reduction in sales related to the U.S. Coast Guard contract downgrade in the third quarter of 2024. For 2025, LEO services sales represented over 30% of airtime services sales, as compared to less than 15% for 2024. The increase in LEO service sales as a percentage of total airtime sales resulted from both the substantial increase in LEO service sales and the substantial decrease in VSAT service sales. LEO service providers have continued to expand their product and service offerings, further heightening competition in the global commercial markets and in the leisure segment. We expect that the trend of intensifying competition from LEO satellite service providers will continue and that our revenues from VSAT service sales will continue to decline on a year-over-year basis. It is possible that the rate of reduction will accelerate.

Product sales decreased by $4.8 million, or 27%, to $12.6 million in 2025 from $17.4 million in 2024. The decrease in product sales was primarily due to a $2.2 million decrease in Starlink product sales, a $1.6 million decrease in TracVision product sales, a $1.1 million decrease in VSAT Broadband product sales and a $0.8 million decrease in accessory and service parts product sales, partially offset by a $1.0 million increase in Eutelsat OneWeb product sales. The decline in Starlink product sales was primarily driven by discounted pricing, whereas declines in other product sales was primarily driven by product mix and discounted pricing on VSAT Broadband products. Competition from low-cost alternatives to VSAT, which include streaming capabilities, has had a significant impact on sales of our TracVision products.

Costs of Sales

Costs of sales consists of costs of service sales and costs of product sales. Costs of sales increased by $4.4 million, or 6%, in 2025 to $83.0 million from $78.6 million in 2024. The increase in costs of sales was driven by a $3.7 million increase in costs of service sales and a $0.7 million increase in costs of product sales. As a percentage of net sales, costs of sales were 75% and 69% for 2025 and 2024, respectively.

Our costs of service sales consist primarily of satellite service capacity, depreciation, service network overhead expense associated with our HTS Broadband network infrastructure, direct network service labor, product installation costs, media materials and distribution costs, and service repair materials.

For 2025, costs of service sales increased by $3.7 million, or 6%, to $63.7 million from $60.0 million in 2024. Costs of service sales increased primarily due to a $3.1 million increase in airtime costs of service sales and a $0.6 million increase in content services cost of services sales. Airtime costs of service sales included $1.5 million of costs associated with providing airtime services to customers acquired from the business combination that took place in October 2025. As a percentage of service sales, costs of service sales were 65% and 62% for 2025 and 2024, respectively. The increase in cost of service sales as a percentage of service sales was primarily due to the $1.5 million purchase during the fourth quarter of 2025 of VSAT airtime in excess of usage in order to meet our contractual minimum purchase obligations for VSAT airtime in 2025, and the increased rates of Starlink airtime data usage by customers prior to expiration of that data.

Our costs of product sales consist primarily of materials, manufacturing overhead, and direct labor used to produce our products. For 2025, costs of product sales increased by $0.7 million, or 4%, to $19.3 million from $18.6 million in 2024, primarily due to a $4.3 million increase in various manufacturing and other unabsorbed expenses and a $0.9 million increase in Eutelsat OneWeb cost of product sales. The manufacturing and other unabsorbed costs included a $5.5 million inventory writedown related primarily to further reduced demand for certain of our hardware products as well as a reduction in the prices we charge for certain TracNet H-series terminals. These increases were partially offset by a $1.9 million decrease in Starlink cost of product sales, a $1.2 million decrease in TracVision cost of product sales, a $0.8 million decrease in VSAT Broadband cost of product sales and a $0.5 million decrease in accessory cost of product sales. As a percentage of product sales, costs of product sales were 153% and 107% for 2025 and 2024, respectively. Cost of product sales increased as a percentage of product sales primarily due to the increase in various manufacturing and other unabsorbed expenses.

Operating Expenses

Research and development expense consists of direct labor, materials, external consultants, and related overhead costs that support our internally funded product development and product sustaining engineering activities. Research and development expense for 2025 decreased by $5.0 million, or 59%, to $3.5 million from $8.4 million in 2024. The decrease in research and development expense resulted primarily from a $4.3 million decrease in salaries, benefits and taxes, after giving effect to $1.4 million in costs incurred during 2024 related to the reduction in our workforce, and a $0.4 million decrease in facilities expense allocated to our research and development operations. As a percentage of net sales, research and development expense was 3% and 7% in 2025 and 2024, respectively.

Sales, marketing, and support expense consists primarily of salaries and related expenses for sales and marketing personnel, commissions for both in-house and third-party representatives, costs related to the co-development of certain content, other sales and marketing support costs such as advertising, literature and promotional materials, product service personnel and support costs, warranty-related costs and bad debt expense. Sales, marketing and support expense also includes the operating expenses of our sales office subsidiaries in Denmark, Singapore, Brazil, and Japan. Sales, marketing, and support expense decreased by $0.6 million, or 3%, to $20.4 million in 2025 from $21.0 million in 2024. The decrease in sales, marketing and support expense resulted primarily from a $0.9 million decrease in facilities expense allocated to our sales, marketing and support operation and a $0.4 million decrease in costs incurred related to the reduction in our workforce, partially offset by a $0.4 million increase in professional fees. As a percentage of net sales, sales, marketing and support expense was 18% in both 2025 and 2024.

General and administrative expense consists of costs attributable to management, finance and accounting, information technology, human resources, certain outside professional services, and other administrative costs. General and administrative expense for 2025 decreased by $1.2 million, or 7%, to $15.3 million from $16.5 million for 2024. The decrease in general and administrative expense resulted primarily from a $0.9 million decrease in salaries, benefits and taxes, after giving effect to a $0.6 million decrease in costs incurred related to the reduction in our workforce, a $0.5 million decrease in dues and subscriptions expense and a $0.4 million decrease in depreciation expense, partially offset by a $1.0 million increase in facilities expense allocated to our general and administrative operations. As a percentage of net sales, general and administrative expense was 14% and 15% for 2025 and 2024, respectively.

Interest and Other Income (Expense), Net

Interest income represents interest earned on our cash and cash equivalents, as well as from investments and our sale-type lease receivables. Interest income decreased by $0.5 million to $2.6 million from $3.0 million for 2024, primarily as a result of lower cash balances in 2025 as a result of the $17.0 million prepayment in June 2024 for access to a large block of Starlink Mobile Priority data at favorable rates. Of the current period interest income of $2.6 million, $2.2 million is attributable to interest earned on cash and cash equivalents, and $0.4 million was attributable to interest from lease receivables. Other income (expense), net changed by $2.9 million to other income, net of $1.1 million for 2025 from other expense, net of $1.8 million for 2024. This change was driven primarily by a $1.3 million gain on the sale of 50 Enterprise Center in June 2025, a $1.3 million decrease in non-cash losses related to the disposal of AgilePlans revenue-generating fixed assets, a $0.5 million decrease in foreign exchange losses, and a $0.4 million expense incurred in 2024 for a prior period Brazil tax settlement, partially offset by a $0.3 million loss on the sale of 75 Enterprise Center in September 2025 and a $0.3 million loss on the disposal of a discontinued project in 2025.

Income Tax (Benefit) Expense

Income tax (benefit) expense for 2025 and 2024 was $(0.1) million and $0.4 million, respectively, and related to taxes on income earned in foreign jurisdictions.

The effective tax rate for 2025 and 2024 was 1.7% and (4.0)%, respectively. For 2025 and 2024, the effective tax rates differed from the statutory tax rate primarily due to our maintaining a valuation allowance reserve on our U.S. deferred tax assets, impairment of goodwill, discrete tax adjustments and the composition of income from foreign jurisdictions taxed at varying rates.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure at the date of our financial statements. Our significant accounting policies are summarized in Note 1 to our accompanying audited consolidated financial statements. Critical accounting estimates are those estimates made that involve a significant level of estimation uncertainty and have had or are reasonably likely to have an impact on our statement of operations. We believe that our accounting estimates for goodwill, intangible assets and other long-lived assets are the only estimates critical to an understanding and evaluation of our financial results for 2025, as discussed below.

Intangible Assets and other Long-Lived Assets

Intangible assets with finite lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of intangible assets with finite lives and other long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to future undiscounted cash flows expected to be generated by the asset or asset group. Asset groups are determined at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If these comparisons indicate that an asset is not recoverable, we will recognize an impairment loss for the amount by which the carrying value of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future operating cash flows or appraised values, depending on the nature of the asset. During 2025, there were no events or changes in circumstances that indicated any of the carrying amounts of our intangible assets or other long-lived assets may not be recoverable. See Note 9 to our accompanying audited consolidated financial statements for further discussion.

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

As of December 31, 2025, we had $69.9 million in cash and cash equivalents, of which $3.6 million in cash equivalents was held in local currencies by our foreign subsidiaries. Our foreign subsidiaries held no marketable securities as of December 31, 2025. As of December 31, 2025, we had $101.1 million in working capital.

Based upon our current working capital position, current operating plans and expected business conditions, we expect to have sufficient funds, through at least twelve months from the date that this report is filed with the SEC, to fund our short-term and long-term working capital requirements, including capital expenditures and contractual obligations. In recognition of the substantial growth of Starlink airtime services as a percentage of our revenue since the second quarter of 2024 and in an effort to increase margins, we entered an agreement in the fourth quarter of 2025 to purchase a substantial block of Starlink Global Priority data for $45.0 million. We made an upfront payment of $5.0 million upon entry into the agreement, a payment of $10.0 million in January 2026 and a payment of $6.0 million in February 2026. Periodic payments of the balance owed will continue over the course of the contract period, which runs through the first quarter of 2027. Our funding plans for our working capital needs and other commitments may be adversely impacted if our underlying assumptions regarding our anticipated revenues and expenses are not realized. If our operating results fail to meet our expectations, we could be required to seek additional funding through public or private financings or other arrangements. In that event, adequate funds may not be available when needed or may be available only on terms which could have a negative impact on our business and results of operations. In addition, if we raise funds by issuing equity securities, our stockholders may experience dilution.

We believe that our primary long-term capital requirements relate to AgilePlans revenue-generating assets and the development and implementation of our new enterprise resource planning system, as well as servicing and paying our satellite service capacity and equipment lease obligations. At December 31, 2025, we had outstanding non-cancellable satellite service capacity and other purchase obligations with future minimum payments of $72.5 million.

Operating Activities

Operating activities provided net cash of $17.1 million in 2025 and used net cash of $13.2 million in 2024, an increase in net cash provided by operating activities of $30.3 million. The $30.3 million increase in net cash provided by operations was primarily the result of a $19.7 million decrease in cash outflows related to prepaid expenses and other current assets, which reflected the $5.0 million and $17.0 million purchases of Starlink pooled data in 2025 and 2024, respectively, a $12.6 million decrease in cash outflows relating to inventories, an $8.2 million decrease in cash outflows relating to accrued compensation, product warranty and other expenses, a $3.7 million decrease in net loss, a $0.8 million increase in cash inflows relating to deferred revenue, a $0.7 million increase in cash inflows relating to other non-current assets, and a $0.6 million decrease in cash outflows related to accounts payable, partially offset by an $8.1 million decrease in cash inflows relating to accounts receivable and a $7.9 million reduction in non-cash items.

Investing Activities

Net cash provided by investing activities for 2025 was $3.9 million as compared to net cash provided by investing activities of $52.4 million for 2024. The $48.5 million decrease in net cash provided by investing activities was primarily the result of a $58.5 million decrease in proceeds from net sales of marketable securities, which was driven by the liquidation of our marketable securities held by Wells Fargo in 2024, $3.8 million of cash paid for a business combination in 2025, partially offset by proceeds of $7.8 million for the sale of 75 Enterprise Center, proceeds of $4.9 million for the sale of 50 Enterprise Center, a $0.9 million increase of proceeds from the sale of fixed assets and a $0.1 million decrease in capital expenditures.

Financing Activities

Net cash used in financing activities for 2025 was $1.7 million as compared to net cash provided by financing activities in 2024 of $0.1 million. The $1.8 million increase in net cash used in financing activities is primarily attributable to a $1.7 million increase in cash outflows related to the purchase of treasury stock.

Other Matters

We intend to continue to invest in our global networks on a worldwide basis. From time to time, we have entered into multi-year agreements to lease satellite capacity, as well as prepaid for access to large blocks of mobile data at favorable rates. These agreements can involve millions of dollars.

Off-Balance Sheet Arrangements

As of December 31, 2025, we had certain satellite service capacity obligations that are not considered operating or financing leases under ASC 842. As of that date, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, cash requirements or capital resources. Please see Note 6 to our accompanying audited consolidated financial statements for additional information on our satellite service capacity obligations.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025, the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 and concluded that it was effective.

On October 8, 2025, we purchased the maritime satellite service business of a satellite services provider operating in the Asia-Pacific region. The new acquisition's total assets and revenues constituted approximately 3% and 2%, respectively, of the Company's consolidated total assets and revenues as shown on our consolidated financial statements as of and for the year ended December 31, 2025. In accordance with guidance issued by the staff of the Securities and Exchange Commission, we have excluded this business from our evaluation of internal control over financial reporting as of December 31, 2025.
Our independent registered public accounting firm, Grant Thornton LLP, has issued a report regarding the effectiveness of our internal control over financial reporting as of December 31, 2025, and that report is included in Item 9A in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated changes in our internal control over financial reporting that occurred during the fourth quarter of 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
KVH Industries, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of KVH Industries, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated March 10, 2026 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of the maritime satellite service business acquired by the Company in October 2025, whose financial statements reflect total assets and revenues constituting 3% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025. As indicated in Management’s Report, the maritime satellite service business was acquired from a satellite services provider operating in the Asia-Pacific region. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of the maritime satellite service business.

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

/s/ GRANT THORNTON LLP

Hartford, Connecticut
March 10, 2026

ITEM 9B.	Other Information

During the fourth quarter of 2025, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as those terms are defined in Item 408(a)(1) of Regulation S-K), including any amendment or modification of the amount, price, or timing of the purchase or sale of securities under such an existing trading arrangement.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for our 2026 annual meeting of stockholders, which we expect to file before 120 days after the end of fiscal 2025. We incorporate the information required in Part III of this annual report by reference to our 2026 proxy statement.

ITEM 10.	Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is incorporated by reference to our 2026 proxy statement.

Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to our directors, executive officers and employees. Our Code of Business Conduct and Ethics can be found on our website, which is located at www.kvh.com. We intend to make all required disclosures concerning any amendments to or waivers from, our Code of Business Conduct and Ethics on our website. Any person may request a copy of the Code of Business Conduct and Ethics, at no cost, by writing to us at the following address: KVH Industries, Inc., 75 Enterprise Center, Middletown, Rhode Island, 02842, Attention: Investor Relations.

Our Board of Directors has also adopted a Securities Trading Policy, a copy of which has been filed with the SEC and is incorporated by reference as an exhibit to this annual report. This policy governs the purchase, sale, and/or other disposition of certain securities by our directors, officers and employees and certain other persons in a manner that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing requirements of the Nasdaq Stock Market.

ITEM 11.	Executive Compensation

The information required by this item is incorporated by reference to our 2026 proxy statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our 2026 proxy statement.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our 2026 proxy statement.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our 2026 proxy statement.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
2.1	Asset Purchase Agreement dated as of August 9, 2022 by and between KVH Industries, Inc., EMCORE Corporation and Delta Acquisition Sub, Inc.		8-K	August 10, 2022	2.1
3.1	Amended and Restated Certificate of Incorporation, as amended		10-Q	August 6, 2010	3.1
3.2	Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock of KVH Industries, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock		8-A	August 19, 2022	3.1
3.3	Amended and Restated Bylaws		10-Q	November 1, 2017	3.2
4.1	Specimen certificate for the common stock		10-K	March 2, 2018	4.1
4.2	Description of Capital Stock		10-K	March 15, 2024	4.2
*10.1	Amended and Restated 1996 Employee Stock Purchase Plan		DEF 14A	April 25, 2016	App. B
*10.2	KVH Industries, Inc. Amended and Restated 2016 Equity and Incentive Plan, as amended		DEF 14A	May 2, 2022	App. A
*10.3	Form of Incentive Stock Option Agreement granted under the 2016 Equity and Incentive Plan		10-K	March 9, 2017	10.5
*10.4	Form of Non-Statutory Stock Option Agreement granted under the 2016 Equity and Incentive Plan		10-K	March 9, 2017	10.6
*10.5	Form of Restricted Stock Agreement granted under the 2016 Equity and Incentive Plan		10-K	March 9, 2017	10.7
*10.6	Policies Regarding Non-Employee Director Compensation and Stock Ownership Guidelines		10-K	March 15, 2024	10.6

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
*10.7	Executive Employment Agreement dated as of May 2, 2022 between KVH Industries, Inc. and Brent C. Bruun		10-Q	August 9, 2022	10.1
*10.8	Amendment No. 1 dated as of October 11, 2022 to Executive Employment Agreement between KVH Industries, Inc. and Brent C. Bruun		10-Q	December 6, 2022	10.8
*10.9	Executive Employment Agreement dated as of May 2, 2022 between KVH Industries, Inc. and Felise B. Feingold		10-Q	August 9, 2022	10.3
10.10	Cooperation Agreement, dated as of February 3, 2023, by and among KVH Industries, Inc., Black Diamond Capital Management, L.L.C., Stephen H. Deckoff and the Investor Group Designees (as defined therein)		8-K	February 3, 2023	10.1
*10.11	Form of Indemnification Agreement for directors and executive officers		10-K	March 15, 2024	10.13
10.12	Purchase and Sale Agreement dated December 5, 2024 between KVH Industries, Inc. and Knight Capital LLC regarding 75 Enterprise Center		10-K	March 10, 2025	10.14
19.1	Securities Trading Policy		10-K	March 10, 2025	19.1
21.1	List of Subsidiaries	X
23.1	Consent of Grant Thornton LLP	X
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer	X
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer	X
32.1	Rule 1350 certification	X
97.1	KVH Compensation Recovery Policy		10-K	March 15, 2024	97.1
101.1	Interactive Data File regarding (a) our Consolidated Balance Sheets as of December 31, 2025 and 2024, (b) our Consolidated Statements of Operations for the years ended December 31, 2025 and 2024, (c) our Consolidated Statements of Comprehensive Loss for the years ended December 31, 2025 and 2024, (d) our Consolidated Statements of Stockholders' Equity for the years ended December 31, 2025 and 2024, (e) our Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024, and (f) the Notes to such Consolidated Financial Statements	X
104.1	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

*    Management contract or compensatory plan.

ITEM 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KVH Industries, Inc.

Date: March 10, 2026	By:	/S/ BRENT C. BRUUN
Brent C. Bruun President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/S/ BRENT C. BRUUN	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2026
Brent C. Bruun

/S/ ANTHONY F. PIKE	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2026
Anthony F. Pike

/S/ DAVID M. TOLLEY	Chairman of the Board of Directors	March 10, 2026
David M. Tolley

/S/ STEPHEN H. DECKOFF	Director	March 10, 2026
Stephen H. Deckoff

/S/ DAVID B. KAGAN	Director	March 10, 2026
David B. Kagan

/S/ JOSEPH A. SPYTEK	Director	March 10, 2026
Joseph A. Spytek

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
KVH Industries, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of KVH Industries, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 10, 2026 expressed an unqualified opinion.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We have determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2014.

Hartford, Connecticut
March 10, 2026

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$69,910	$50,572
Accounts receivable, net of allowance for credit losses of $712 and $1,006 as of December 31, 2025 & December 31, 2024, respectively	25,049	21,624
Inventories	14,859	22,953
Prepaid expenses and other current assets	7,980	16,016
Current assets held for sale	—	11,410
Total current assets	117,798	122,575
Property and equipment, net	22,032	27,014
Intangible assets, net	3,717	828
Goodwill	732	—
Right of use assets	4,382	1,361
Other non-current assets	2,237	3,146
Deferred income tax asset	602	157
Total assets	$151,500	$155,081
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,498	$4,316
Accrued airtime	1,500	745
Accrued compensation and employee-related expenses	5,175	4,728
Accrued loss on future firm purchase commitments	—	919
Accrued other	2,358	2,134
Accrued product warranty costs	644	607
Deferred revenue	1,155	1,039
Current operating lease liability	547	660
Liability for uncertain tax positions	793	724
Total current liabilities	16,670	15,872
Long-term operating lease liability	3,841	569
Deferred income tax liability	5	15
Total liabilities	$20,516	$16,456
Commitments and contingencies (Notes 1, 6, 13 and 14)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares, 21,294,655 and 21,240,525 shares issued at December 31, 2025 and December 31, 2024, respectively; and 19,511,836 and 19,784,416 shares outstanding at December 31, 2025 and December 31, 2024, respectively	213	212
Additional paid-in capital	168,900	167,287
Accumulated deficit	(20,135)	(12,752)
Accumulated other comprehensive loss	(4,161)	(4,032)
	144,817	150,715
Less: treasury stock at cost, common stock, 1,782,819 and 1,456,109 shares as of December 31, 2025 and December 31, 2024, respectively	(13,833)	(12,090)
Total stockholders’ equity	130,984	138,625
Total liabilities and stockholders’ equity	$151,500	$155,081
See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024
Sales:
Service	$98,407	$96,446
Product	12,602	17,382
Net sales	111,009	113,828
Costs and expenses:
Costs of service sales	63,712	60,002
Costs of product sales	19,275	18,607
Research and development	3,457	8,439
Sales, marketing and support	20,448	21,013
General and administrative	15,288	16,513
Long-lived assets impairment charge	—	1,137
Total costs and expenses	122,180	125,711
Loss from operations	(11,171)	(11,883)
Interest income	2,568	3,039
Interest expense	—	2
Other income (expense), net	1,089	(1,781)
Loss before income tax (benefit) expense	(7,514)	(10,627)
Income tax (benefit) expense	(131)	421
Net loss	$(7,383)	$(11,048)

Net loss per common share
Basic	$(0.38)	$(0.57)
Diluted	$(0.38)	$(0.57)

Weighted average number of shares outstanding:
Basic	19,398	19,389
Diluted	19,398	19,389
See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2025	2024
Net loss	$(7,383)	$(11,048)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(129)	153
Other comprehensive (loss) income, net of tax (1)	(129)	153
Total comprehensive loss	$(7,512)	$(10,895)
(1) Tax impact was nominal for all periods.
See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	21,067	$211	$165,140	$(1,704)	$(4,185)	(1,456)	$(12,090)	$147,372
Net loss	—	—	—	(11,048)	—	—	—	(11,048)
Other comprehensive income	—	—	—	—	153	—	—	153
Stock-based compensation	—	—	2,027	—	—	—	—	2,027
Issuance of common stock under employee stock purchase plan	27	—	109	—	—	—	—	109
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	147	1	11	—	—	—	—	12
Balance at December 31, 2024	21,241	$212	$167,287	$(12,752)	$(4,032)	(1,456)	$(12,090)	$138,625
Net loss	—	—	—	(7,383)	—	—	—	(7,383)
Other comprehensive loss	—	—	—	—	(129)	—	—	(129)
Stock-based compensation	—	—	1,567	—	—	—	—	1,567
Issuance of common stock under employee stock purchase plan	4	—	17	—	—	—	—	17
Acquisition of treasury stock	—	—	—	—	—	(327)	(1,743)	(1,743)
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	50	1	29	—	—	—	—	30
Balance at December 31, 2025	21,295	$213	$168,900	$(20,135)	$(4,161)	(1,783)	$(13,833)	$130,984
See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(7,383)	$(11,048)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for credit losses	(45)	217
Depreciation and amortization	10,696	13,298
Impairment charge to goodwill and long-lived assets	—	1,137
Deferred income taxes	(455)	113
(Gain) loss on disposals of fixed assets	(381)	1,220
Stock-based compensation	1,567	2,027
Unrealized currency translation (gain) loss	(101)	188
Gain on sale of fixed assets located at 50 Enterprise Center Middletown, Rhode Island	(1,319)	—
Loss on sale of fixed assets located at 75 Enterprise Center Middletown, Rhode Island	300	—
Changes in operating assets and liabilities:
Accounts receivable	(4,280)	3,812
Inventories	8,709	(3,908)
Prepaid expenses and other current assets	8,082	(11,661)
Other non-current assets	1,047	333
Accounts payable	176	(446)
Deferred revenue	42	(728)
Accrued compensation, product warranty and other	453	(7,724)
Net cash provided by (used in) operating activities	$17,108	$(13,170)
Cash flows from investing activities:
Capital expenditures	(7,355)	(7,417)
Cash paid for acquisition of intangible assets	(34)	(74)
Cash paid for business combination	(3,775)	—
Proceeds from the sale of fixed assets	2,288	1,403
Proceeds from the sale of fixed assets located at 50 Enterprise Center Middletown, Rhode Island	4,926	—
Proceeds from the sale of fixed assets located at 75 Enterprise Center Middletown, Rhode Island	7,838	—
Purchases of marketable securities	—	(1,990)
Maturities and sales of marketable securities	—	60,467
Net cash provided by investing activities	$3,888	$52,389
Cash flows from financing activities:
Proceeds from stock options exercised and employee stock purchase plan	50	110
Repurchase of treasury stock	(1,743)	—
Net cash (used in) provided by financing activities	$(1,693)	$110
Effect of exchange rate changes on cash and cash equivalents	35	(51)
Net increase in cash and cash equivalents	19,338	39,278
Cash and cash equivalents at beginning of period	50,572	11,294
Cash and cash equivalents at end of period	$69,910	$50,572
Supplemental disclosure of cash flow information:
Settlement of certain receivables for a business combination	$945	$—
Changes in accrued other and accounts payable related to property and equipment additions	$35	$5
Right of use assets (ROU) assets arising from entering into new operating lease obligations	$3,776	$1,089
See accompanying Notes to Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
(in thousands, except per share amounts)

(1)Summary of Significant Accounting Policies

(a)Description of Business

KVH develops, markets, and supports mobile connectivity and managed services and products for the marine and land markets.

KVH’s service sales primarily represent revenue earned from satellite Internet airtime services. In March 2023, KVH began selling terminals for the Starlink Low Earth Orbit (LEO) service and in September 2023 became a Starlink authorized hardware and airtime reseller. In October 2024, KVH expanded its portfolio to include Starlink Local Priority data plans, which is suitable for fixed and mobile uses on land and inland waterways, including lakes and rivers. KVH further expanded its LEO service and hardware portfolio in January 2025 with the launch of the Eutelsat OneWeb service for maritime applications. In addition, KVH provides, for monthly fixed and per-usage fees, satellite connectivity encompassing broadband Internet and Voice over Internet Protocol (VoIP) services, to its TracNet® H-series and TracPhone® V-HTS series customers via KVH’s global high-throughput satellite (HTS) network. Following the July 2022 launch of the KVH ONE® hybrid network and TracNet H-series terminals and the subsequent introduction of the TracNet Coastal cellular/Wi-Fi terminal, KVH began to supplement its satellite-only airtime revenue with revenue from its cellular airtime service. KVH provides this combination of services and products in more than 130 countries. The May 2023 introduction of the KVH ONE OpenNet Program expanded access to KVH’s global HTS network and airtime services to non-KVH terminals.

AgilePlans, KVH’s connectivity as a service offering, is a monthly subscription model that provides global connectivity to commercial maritime customers. The subscription can include KVH VSAT terminals and data service, Starlink and Eutelsat OneWeb terminals and data service, KVH’s CommBox™ Edge Communications Gateway and associated service licensing, VoIP, daily news, subsidized shipping and installation, and global support for a monthly fee with no minimum contract commitment. KVH offers AgilePlans subscribers a variety of airtime data plans with varying data speeds and fixed data usage levels with per megabyte overage charges. These airtime plans are similar to those that the Company offers to customers who elect to purchase or lease a TracNet H-series, TracPhone V-HTS series, Starlink, or Eutelsat OneWeb terminal.

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

KVH’s satellite-only and hybrid products enable marine customers to receive data, VoIP, and value-added services via satellite, cellular, and shore-based Wi-Fi networks onboard commercial and leisure vessels. In addition, the Company’s in-motion television terminals permit customers to receive live digital television via regional satellite services in marine vessels, recreational vehicles, buses and automobiles. KVH sells its products through an extensive international network of dealers and distributors. KVH also sells and leases products to service providers and end users.

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
December 31, 2025 and 2024
(in thousands, except per share amounts)
has generated the majority of its marine leisure product revenues during the first and second quarters of each year, and these revenues typically decline in the third and fourth quarters of each year, compared to the first two quarters.

In February 2024, the Company announced a staged wind-down of its product manufacturing operations at its Middletown, Rhode Island location. The Company expects that it will continue its product manufacturing activities in order to generate a targeted amount of inventory of maritime satellite connectivity and satellite television terminals to meet anticipated demand and that it will cease substantially all manufacturing activity by the end of 2026. The wind-down has been extended because the reduced workforce has been prioritizing fulfillment of LEO product orders and refurbishing AgilePlan terminals over manufacturing new units. The Company expects to continue to facilitate customer transition to third-party hardware products compatible with its mobile satellite communications services. Please see Note 15 for additional details surrounding the wind-down of the Company's manufacturing activities.

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
December 31, 2025 and 2024
(in thousands, except per share amounts)
(d)Concentration of Credit Risk and Single Source Suppliers

Cash, cash equivalents and marketable securities. The Company is potentially subject to financial instrument concentration of credit risk through its cash, cash equivalent and marketable securities investments. To mitigate these risks the Company maintains cash, cash equivalents and marketable securities with reputable and nationally recognized financial institutions. As of December 31, 2025, substantially all of the cash and cash equivalents were held by Bank of America, N.A. In the fourth quarter of 2024, the balance of our marketable securities held by Wells Fargo was liquidated and transferred to an interest-bearing account held by Bank of America, N.A.

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

The allowance for credit losses is measured on a collective (pool basis) when similar risks characteristics exist. The Company has identified the following portfolio segment and measures the allowance for credit losses using the following method.

Trade receivables - The Company measures expected credit losses on trade receivables using a blended approach that includes both an aging‑based analysis and specific reserves for individual customers. The allowance for credit losses reflects historical payment patterns and past credit loss experience, adjusted for current conditions and forward‑looking expectations regarding customer collectability. The Company also evaluates specific customers with known financial difficulties and records additional reserves when necessary.

Activity within the Company’s allowance for credit losses for the periods presented is as follows:

	2025	2024
Beginning balance	$1,006	$1,168
(Reductions) additions	(45)	217
Deductions (write-offs/recoveries) from reserve	(249)	(379)
Ending balance	$712	$1,006

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
December 31, 2025 and 2024
(in thousands, except per share amounts)
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
December 31, 2025 and 2024
(in thousands, except per share amounts)
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

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2025 and 2024
(in thousands, except per share amounts)

Deferred revenue

Deferred revenue consist of advance payments and billings in excess of revenue recognized. The Company classifies any billings in excess of revenue recognized as deferred revenue as current or non-current based on the timing of when revenue is expected to be recognized. Revenue recognized during 2025 and 2024 from amounts included in deferred revenue at the beginning of the period was $870 and $1,527, respectively.

Sales-type leases

Revenue is recognized on sales-type leases primarily from the TracPhone VSAT products. In accordance with ASC 842, the Company records the leases at a price typically equivalent to normal selling price and in excess of the cost or carrying amount. Upon delivery, the Company records the net present value of all payments under these leases as product revenue, and the related costs of the product are charged to cost of sales. See Note 14.

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
December 31, 2025 and 2024
(in thousands, except per share amounts)
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

(k)Goodwill, Intangible Assets and other Long-Lived Assets

As of December 31, 2025, the Company's intangible assets arose primarily from the purchase of the maritime satellite service business of a satellite services provider operating in the Asia-Pacific region in October 2025, the purchase of distribution rights from Kognitive Networks Inc. in October 2023 and the purchase of Virtek Communications (now known as KVH Industries Norway AS) in September 2010. As of December 31, 2025, the Company's goodwill is associated with the purchase of the maritime satellite service business of a satellite services provider operating in the Asia-Pacific region in October 2025.

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

During 2024, the Company recorded an impairment charge of $1,137 to long-lived assets. See Note 5 for additional details. No impairment charges to long-lived assets were recorded in 2025.

(l)Other Non-Current Assets

Other non-current assets are primarily comprised of long-term lease receivables.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2025 and 2024
(in thousands, except per share amounts)
(m)Product Warranty

The Company’s products carry standard limited warranties that range from one to two years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company also offers extended warranties on its products for up to five years. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying consolidated statements of operations. As of December 31, 2025 and 2024, the Company had accrued product warranty costs of $644 and $607, respectively. The following table summarizes product warranty activity during 2025 and 2024:

	2025	2024
Beginning balance	$607	$828
Charges to expense	626	665
Costs incurred	(589)	(886)
Ending balance	$644	$607

(n)Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and included in cost of sales. Billings for shipping and handling are reflected within net sales in the accompanying consolidated statements of operations.

(o)Research and Development

Expenditures for research and development are expensed as incurred.

(p)Advertising Costs

Costs related to advertising are expensed as incurred. Advertising expense was $498 and $491 for the years ended December 31, 2025 and 2024, respectively, and is included in sales, marketing, and support expense in the accompanying consolidated statements of operations.

(q)Foreign Currency Translation and Transaction

The financial statements of the Company’s foreign subsidiaries located in Denmark, Singapore, Brazil and Cyprus are maintained using the United States dollar as the functional currency. Exchange rates in effect on the date of the transaction are used to record monetary assets and liabilities. Revenue and other expense elements are recorded at rates that approximate the rates in effect on the transaction dates. Foreign currency exchange gains and losses are recognized within “other expense, net” in the accompanying consolidated statements of operations. For the years ended December 31, 2025 and 2024, the Company recorded a total of net foreign currency exchange gains and losses, which are comprised of both realized and unrealized foreign currency exchange gains and losses, in its accompanying consolidated statements of operations $8 and $(493), respectively.

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
December 31, 2025 and 2024
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

(s)Net Loss per Common Share

Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined in accordance with the treasury stock accounting method. For the years ended December 31, 2025 and 2024 since there was a net loss, the Company excluded all 1,228 and 987 shares, respectively, in outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these securities would have reduced the net loss per share.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	December 31,
	2025	2024
Weighted average common shares outstanding—basic	19,398	19,389
Dilutive common shares issuable in connection with stock plans	—	—
Weighted average common shares outstanding—diluted	19,398	19,389

(t)Contingent Liabilities

The Company estimates the amount of potential exposure it may have with respect to claims, assessments and litigation in accordance with ASC 450, Contingencies. As of December 31, 2025 and 2024, the Company was not party to any lawsuit or proceeding that, in management's opinion, was likely to materially harm the Company’s business, results of operations, financial condition or cash flows. It is not always possible to predict the outcome of litigation, as it is subject to many uncertainties. Additionally, it is not always possible for management to make meaningful estimates of the potential loss or range of loss associated with such litigation.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2025 and 2024
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

The Company operates in a number of major geographic areas, including internationally. Revenues are generated from international locations, primarily consisting of Singapore, Canada, South American countries, European Union countries and other European countries, and countries in Africa, the Middle East and Asia/Pacific, including India (see Note 11, “Revenue from Contracts with Customers”).

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

Standards Implemented

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU apply to all entities that are subject to Topic 740, Income Taxes. The amendments require public business entities to disclose specific categories in their tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. These amendments also require all entities to disclose income taxes paid, net of refunds received, disaggregated by federal, state, and foreign taxes and by individual jurisdictions in which income taxes paid, net of refunds received, are equal to or greater than five percent of total income taxes paid. The Company adopted ASU 2023-09 on a prospective basis for the year ended December 31, 2025. The adoption of ASU No. 2023-09 did not have a material impact on the Company’s financial statements, including disclosures.

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

(2)Marketable Securities

In the fourth quarter of 2024, the balance of the Company's marketable securities held by Wells Fargo was liquidated and transferred to an interest-bearing account held by Bank of America, N.A. Interest income from marketable securities was $0 and $1,990 for the years ended December 31, 2025 and 2024, respectively.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2025 and 2024
(in thousands, except per share amounts)
(3)Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in first-out costing method. Inventories as of December 31, 2025 and 2024 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	December 31,
	2025	2024
Raw materials	$6,455	$15,379
Work in process	2,264	2,469
Finished goods	6,140	5,105
	$14,859	$22,953

In 2025, the Company recorded a $5,510 inventory write-down related primarily to further reduced demand for certain of the Company’s hardware products as well as a reduction in the prices the Company charges for certain TracNet H-series terminals. The Company implemented this price reduction at the end of the third quarter of 2025 and, as a result, reduced the value of its remaining inventory of those products to net realizable value based on lower customer pricing. Please see Note 15 for additional details surrounding the wind-down of the Company’s manufacturing activities.

(4)    Prepaid Expenses and Other Current Assets

	December 31,
	2025	2024
Prepaid Starlink pooled data	$2,936	$14,137
Other prepaid expenses and other current assets	5,044	1,879
	$7,980	$16,016

During the second quarter of 2024, KVH expanded its relationship with Starlink through a bulk data distribution agreement. Under the agreement, KVH prepaid $17.0 million for access to a large block of Starlink Global Priority data at favorable rates. The agreement provided KVH flexibility in the development and sales of custom, cost-effective airtime plans using Starlink’s Global Priority service. KVH began drawing from this prepaid pooled data in the third quarter of 2024 and this data was fully consumed by the end of 2025. In the fourth quarter of 2025, KVH entered into an agreement to purchase a substantially larger block of Starlink Global Priority data for $45.0 million in an effort to improve margins. In the fourth quarter, KVH made a prepayment of $5.0 million related to this agreement.

(5)    Property and Equipment

Property and equipment, net, as of December 31, 2025 and 2024 consist of the following:

	December 31,
	2025	2024
Leasehold improvements	$1,036	$336
Revenue-generating assets	58,118	61,380
Machinery and equipment	2,121	6,021
Office and computer equipment	8,038	10,561
Motor vehicles	—	31
	69,313	78,329
Less accumulated depreciation	(47,281)	(51,315)
	$22,032	$27,014

Depreciation expense for the years ended December 31, 2025 and 2024 amounted to $10,177 and $12,891, respectively.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2025 and 2024
(in thousands, except per share amounts)

Certain revenue-generating hardware assets are utilized by the Company in the delivery of the Company’s airtime services, media, and other content.

As of December 31, 2025 and 2024, the long-lived tangible assets related to the Company’s international subsidiaries were less than 10% of the Company’s long-lived tangible assets.

In the third quarter of 2024, the Company commenced its plan to sell the warehouse building and surface parking lot located at 75 Enterprise Center in Middletown, Rhode Island (“75 Enterprise Center”). As of September 30, 2024, 75 Enterprise Center had a carrying value of approximately $7.8 million. The Company determined that all of the criteria to classify 75 Enterprise Center as held for sale had been met as of September 30, 2024. The estimated fair value was determined based upon the anticipated sales price of these assets based on current market conditions and assumptions made by management, less selling costs. The Company recorded an impairment charge of $1.1 million in 2024, as the carrying value of 75 Enterprise Center at the time the asset for sale criteria were met exceeded the fair value less costs to sell. The sale was completed in September 2025, resulting in a loss of $0.3 million, which is included in other income (expense), net in the Company's consolidated statement of operations for the year ended December 31, 2025. The Company also entered into an agreement with the buyer to lease this property until the end of March 2026 for approximately $0.1 million.

Additionally, in the third quarter of 2024, the Company commenced its plan to sell the property, building, improvements, and land located at 50 Enterprise Center in Middletown, Rhode Island (“50 Enterprise Center”). As of September 30, 2024, 50 Enterprise Center had a carrying value of approximately $3.6 million. The Company determined that all of the criteria to classify 50 Enterprise Center as held for sale had been met as of September 30, 2024. The estimated fair value of 50 Enterprise Center at that date exceeded its carrying value. In March 2025, the Company entered into an agreement with a buyer to sell 50 Enterprise Center for $5.3 million. The sale was completed in June 2025, resulting in a gain of $1.3 million, which is included in other income (expense), net in the Company's consolidated statement of operations for the year ended December 31, 2025.

(6)    Commitments and Contingencies

The Company has certain operating leases and other commitments for satellite capacity, inventory, equipment, facilities, software and technology. The following reflects future minimum payments under operating leases and other commitments that have initial or remaining non-cancelable terms at December 31, 2025:

Years ending December 31,	Commitments (a)
2026	$54,336
2027	14,139
2028	990
2029	758
2030	648
Thereafter	1,645
Total minimum payments	$72,516
(a) Includes the future minimum lease payments for the Company’s operating leases as described in Note 14.

Total rent expense incurred under facility operating leases for the years ended December 31, 2025 and 2024 amounted to $654 and $627, respectively. Total expense incurred under satellite capacity and equipment operating leases and other commitments for 2025 and 2024 amounted to $41,358 and $34,727, respectively, which also includes payments for usage charges in excess of the minimum contractual requirements.

In the normal course of business, the Company enters into unconditional purchase order obligations with its suppliers for inventory and other operational purchases. Outstanding and unconditional purchase order obligations were $2,137 as of December 31, 2025, all of which the Company expects to fulfill in 2026. As of December 31, 2025, the Company had satellite service capacity obligations of approximately $59.0 million.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2025 and 2024
(in thousands, except per share amounts)

As of December 31, 2025, the Company had certain satellite service capacity obligations that were not considered operating or financing leases under ASC 842. The Company did not have any other off-balance sheet arrangements, guarantees, or standby repurchase obligations as of December 31, 2025.

(7)    Stockholders’ Equity

The Company recognizes stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation-Stock Compensation. Stock-based compensation expense was $1,560 and $2,020, excluding $7 and $7 of compensation charges related to our Amended and Restated 1996 Employee Stock Purchase Plan, or the ESPP, for the years ended December 31, 2025 and 2024, respectively.

The Company is authorized to grant stock options, restricted stock awards and other stock-based awards under its Amended and Restated 2016 Equity and Incentive Plan (the 2016 Plan) with respect to up to 6,080 shares of common stock (excluding rollover shares), an increase of 1,280 shares reserved for issuance under the previous 2016 Plan as approved by our shareholders on June 8, 2022. Options have generally been granted with an exercise price equal to the fair market value of the common stock on the date of grant and have generally provided for vesting in equal annual amounts over four years beginning on the first anniversary of the date of the grant. No options are exercisable for periods of more than five years after date of grant. Under the 2016 Plan, each share issued under awards other than options and stock appreciation rights will reduce the number of shares reserved for issuance by two shares. Shares issued under options or stock appreciation rights will reduce the shares reserved for issuance on a share-for-share basis. The Company accounts for forfeitures as they occur. The 2016 Plan and earlier equity compensation plans, pursuant to which an aggregate of 15,495 shares of the Company’s common stock were reserved for issuance, were all approved by the Company’s shareholders. As of December 31, 2025, 1,053 shares were available for future grants. The Compensation Committee of the Board of Directors administers the equity compensation plans, approves the individuals to whom awards will be granted and determines the number of shares and other terms of each award. Outstanding options under the Company’s equity compensation plans at December 31, 2025 expire from March 2026 through June 2030. None of the Company’s outstanding options includes performance-based or market-based vesting conditions as of December 31, 2025.

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

The per share weighted-average fair values of stock options granted during 2025 and 2024 were $2.12 and $2.23, respectively. The weighted-average assumptions used to value options as of their grant date were as follows:

	Year Ended December 31,
	2025	2024
Risk-free interest rate	3.93%	4.36%
Expected volatility	40.81%	48.63%
Expected life (in years)	3.77	4.32
Dividend yield	0%	0%

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2025 and 2024
(in thousands, except per share amounts)
The changes in outstanding stock options for the years ended December 31, 2025 and 2024 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	954	$8.27
Granted	575	$5.71
Exercised	(7)	$5.03
Expired, canceled or forfeited	(262)	$8.46
Outstanding at December 31, 2025	1,260	$7.08	2.81	$1,143
Exercisable at December 31, 2025	380	$9.22	1.44	$104
Options vested or expected to vest at December 31, 2025	1,260	$7.08	2.81	$1,143

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	1,230	$9.57
Granted	266	$5.03
Exercised	—	$—
Expired, canceled or forfeited	(542)	$9.62
Outstanding at December 31, 2024	954	$8.27	2.56	$164
Exercisable at December 31, 2024	410	$9.33	1.53	$—
Options vested or expected to vest at December 31, 2024	954	$8.27	2.56	$164

The total aggregate intrinsic value of options exercised in 2025 was $3. No options were exercised in 2024.

As of December 31, 2025, there was $1,515 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.63 years. In 2025 and 2024, the Company recorded compensation charges of $689 and $710, respectively, related to stock options. Compensation costs for options subject only to service conditions that vest ratably are recognized on a straight-line basis over the requisite service period for the entire award. During 2025 and 2024, cash received under stock option plans for exercises was $33 and $0, respectively.

(b)Restricted Stock

The Company granted 70 and 207 restricted stock awards to employees under the terms of the 2016 Plan for the years ended December 31, 2025 and 2024, respectively. The restricted stock awards have generally provided for vesting annually over four years from the date of grant subject to the recipient remaining an employee through the applicable vesting dates. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market closing price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of forfeitures. The weighted-average grant-date fair value of restricted stock granted during 2025 and 2024 was $5.50 and $4.82 per share, respectively.

As of December 31, 2025, there was $884 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 1.33 years. Compensation costs for awards subject only to service conditions that vest ratably are recognized on a straight-line basis over the requisite service period for the entire award. In 2025 and 2024, the Company recorded compensation charges of $871 and $1,310, respectively, related to restricted stock awards.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2025 and 2024
(in thousands, except per share amounts)

Restricted stock activity under the 2016 Plan for 2025 and 2024 are as follows:

	Number of Shares	Weighted- average grant date fair value
Outstanding at December 31, 2024, unvested	320	$6.92
Granted	70	5.50
Vested	(165)	6.45
Forfeited	(26)	7.85
Outstanding at December 31, 2025, unvested	199	$6.70

	Number of Shares	Weighted- average grant date fair value
Outstanding at December 31, 2023, unvested	355	$9.34
Granted	207	4.82
Vested	(181)	8.71
Forfeited	(61)	8.53
Outstanding at December 31, 2024, unvested	320	$6.92

(c)Common Stock Repurchase

During 2025, 327 shares of common stock were repurchased. During 2024, no shares of common stock were repurchased.

(d)Employee Stock Purchase Plan

Under the Company’s ESPP, an aggregate of 1,650 shares of common stock have been reserved for issuance, of which 731 shares remain available as of December 31, 2025.

The ESPP covers all of the Company’s employees. Under the terms of the ESPP, eligible employees can elect to have up to six percent of their pre-tax compensation withheld to purchase shares of the Company’s common stock on a semi-annual basis at 85% of the market price on the first or last day of each purchase period, whichever is lower. During 2025 and 2024, shares issued under this plan were 4 and 27 shares, respectively. The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of these discounted purchases. The fair value of the 15% discount is recognized as compensation expense over the purchase period. The Company applies a graded vesting approach because the ESPP provides for multiple purchase periods and is, in substance, a series of linked awards. In 2025 and 2024, the Company recorded compensation charges of $7 and $7, respectively, related to the ESPP. During 2025 and 2024, cash received under the ESPP was $17 and $110, respectively.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2025 and 2024
(in thousands, except per share amounts)
(e)Stock-Based Compensation Expense

The following presents stock-based compensation expense, including expense for the ESPP, in the Company’s consolidated statements of operations for the years ended December 31, 2025 and 2024.

	2025	2024
Cost of service sales	$26	$29
Cost of product sales	30	23
Research and development	3	378
Sales, marketing and support	327	293
General and administrative	1,181	1,304
	$1,567	$2,027
(f) Accumulated Other Comprehensive Loss (AOCL)

Comprehensive loss includes net loss and unrealized gains and losses from foreign currency translation. The components of the Company’s comprehensive loss and the effect on earnings for the periods presented are detailed in the accompanying consolidated statements of comprehensive loss.

	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2023	$(4,185)	$(4,185)
Other comprehensive income	153	153
Net other comprehensive income	153	153
Balance, December 31, 2024	(4,032)	(4,032)
Other comprehensive loss	(129)	(129)
Net other comprehensive loss	(129)	(129)
Balance, December 31, 2025	$(4,161)	$(4,161)

(8)    Income Taxes

Income tax (benefit) expense for the years ended December 31, 2025 and 2024 attributable to loss from operations is presented below.

	Current	Deferred	Total
Year ended December 31, 2025
Federal	$—	$—	$—
State*	(12)	—	(12)
Foreign	335	(454)	(119)
	$323	$(454)	$(131)
Year ended December 31, 2024
Federal	$23	$—	$23
State*	7	—	7
Foreign	274	117	391
	$304	$117	$421

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2025 and 2024
(in thousands, except per share amounts)
*- State taxes in Rhode Island make up the majority of the tax effect in this category

The Company adopted ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” on a prospective basis for the year ended December 31, 2025. A reconciliation of income tax computed using the U.S. federal statutory rate of 21% compared to that reflected in operations, as required by ASU 2023-09, for the year ended December 31, 2025 consists of:

	Year Ended December 31, 2025
	Amount	Percent
Income tax benefit at Federal statutory income tax rate	$(1,578)	21.00%
Increase (decrease) in income taxes resulting from:
State income tax (expense) benefit, net of federal benefit*	—	—
Foreign tax effects
Brazil
Statutory rate difference	35	(0.47)
Valuation allowance	(329)	4.38
Other	76	(1.01)
Other foreign jurisdictions
Statutory rate difference	(8)	0.11
Valuation allowance	26	(0.35)
Other	121	(1.61)
Changes in valuation allowance	1,239	(16.49)
Non-taxable or non-deductible
Share-based payment awards	156	(2.07)
Other	46	(0.62)
Uncertain tax positions	72	(0.96)
Other adjustments	13	(0.17)
Effective tax rate	$(131)	1.74%
*- State taxes in Rhode Island make up the majority of the tax effect in this category

A reconciliation of income tax computed using the United States Federal statutory income tax rate of 21% compared to that reflected in operations, prior to the requirements of ASU 2023-09, for the year ended December 31, 2024 consists of:

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2025 and 2024
(in thousands, except per share amounts)

Year Ended December 31,
2024
Income tax benefit at Federal statutory income tax rate	$(2,232)
Increase (decrease) in income taxes resulting from:
State income tax (expense) benefit, net of federal benefit	(48)
State research and development, investment credits	423
Non-deductible meals & entertainment	31
Non-deductible stock compensation expense	479
Foreign exchange loss	110
Foreign tax rate differential	102
Uncertain tax positions	51
Provision to tax return adjustments	(15)
Change in valuation allowance	1,344
Non-deductible foreign transaction taxes	110
Other	66
Income tax expense	$421

Loss before income tax (benefit) expense determined by tax jurisdiction, are as follows:

	Year Ended December 31,
	2025	2024
United States	$(6,837)	$(10,392)
Foreign	(677)	(235)
Total	$(7,514)	$(10,627)
Deferred tax assets and liabilities for the periods presented consisted of the following:

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2025 and 2024
(in thousands, except per share amounts)

	December 31,
	2025	2024
Deferred tax assets:
Accounts receivable, due to allowance for doubtful accounts	$70	$112
Inventories	1,781	2,188
Operating loss carryforwards	9,078	5,772
Stock-based compensation expense	388	436
Property and equipment, due to difference in depreciation	74	74
Research and development tax credit carryforwards	5,852	5,852
Foreign tax credit carryforwards	2,345	2,345
State tax credit carryforwards	2,456	2,962
Capitalized research and development	3,856	5,570
Warranty reserve	138	130
Accrued expenses	457	333
Intangible assets	210	—
Lease liability	908	244
Gross deferred tax assets	27,613	26,018
Less valuation allowance	(23,890)	(23,179)
Total deferred tax assets	3,723	2,839
Deferred tax liabilities:
Property and equipment, due to differences in depreciation	(2,218)	(2,430)
Right of use asset	(908)	(267)
Total deferred tax liabilities	(3,126)	(2,697)
Net deferred tax asset	$597	$142
Deferred income tax asset	$602	$157
Deferred income tax liability	$(5)	$(15)

As of December 31, 2025 the Company has federal and state tax loss carryforwards of approximately $39,151 and $3,560, respectively. The federal loss carryforward has no expiration date. The state losses expire through the year 2045. As of December 31, 2025, the Company had federal research and development tax credit carryforwards in the amount of $5,843 and other general business credits of $9 that expire in years 2029 through 2043. As of December 31, 2025, the Company had foreign tax credit carryforwards in the amount of $2,345 that expire in years 2026 through 2027. As of December 31, 2025, the Company had state research and development tax credit carryforwards in the amount of $3,000 that expire in years 2026 through 2032. The Company also had other state tax credit carryforwards of $109 available to reduce future state tax expense that expire in years 2026 through 2032.

The Company’s ability to utilize these net operating loss carryforwards and tax credit carryforwards may be limited in the future if the Company experiences an ownership change pursuant to Internal Revenue Code Section 382. An ownership change occurs when the ownership percentages of 5% or greater stockholders change by more than 50% over a three-year period.

In assessing the realizability of its net deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2025, the valuation increased by $710. The change was primarily the result of the current year loss and an increase in the inventory valuation reserve. As part of the Company’s analysis, the Company evaluated, among other factors, its recent history of generating tax losses and its near-term forecasts of future taxable income or losses.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2025 and 2024
(in thousands, except per share amounts)
As of December 31, 2025, unremitted foreign earnings, which were not significant, have been retained by the Company’s foreign subsidiaries for indefinite reinvestment. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company could be subject to state tax and withholding taxes payable to various foreign countries.

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

The aggregate changes in the total gross amount of unrecognized tax benefits, excluding penalties and interest, are as follows:

	Year Ended December 31,
	2025	2024
Unrecognized tax benefits as of January 1	$871	$1,044
Gross increase (decrease) in unrecognized tax benefits due to currency fluctuations - prior year tax positions	74	(159)
Lapse of statute of limitations	(8)	(14)
Unrecognized tax benefits as of December 31	$937	$871

All unrecognized tax benefits as of December 31, 2025 and 2024, if recognized, would result in a reduction of the Company's effective tax rate.

The Company recorded interest and penalties of $86 and $80 in its consolidated statement of operations for the years ended December 31, 2025 and 2024, respectively. Total accrued interest and penalties related to tax positions taken on our tax returns and included in non-current income taxes payable was approximately $508 and $431 as of December 31, 2025 and 2024, respectively.

The timing of any resolution of income tax examinations is highly uncertain, as are the amounts and timing of any settlement payment. These events could cause fluctuations in the balance sheet classification of current and non-current assets and liabilities.
The Company’s tax jurisdictions include the United States, the United Kingdom, Denmark, Cyprus, Norway, Brazil, Singapore, Japan, and India. In general, the statute of limitations with respect to the Company’s United States federal income taxes has expired for years prior to 2022, and the relevant state and foreign statutes vary. However, preceding years remain open to examination by United States federal and state and foreign taxing authorities to the extent of future utilization of net operating losses and research and development tax credits generated in each preceding year.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company’s adoption of OBBBA did not materially affect its consolidated financial statements.

Net income taxes paid (net of refunds):

Year Ended December 31,
2025
Federal	$—
State	25
Foreign	172
$197

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2025 and 2024
(in thousands, except per share amounts)
Income taxes paid (net of refunds) exceeded 5 percent of total income taxes paid (net of refunds) in the following jurisdictions:

Year Ended December 31,
2025
State	*
Foreign
Brazil	43
Denmark	104
India	18
*- No jurisdiction exceeds 5%

Net income taxes paid (net of refunds) during 2024 was $173.

(9)    Goodwill and Intangible Assets

On October 8, 2025, the Company purchased the maritime satellite service business of a satellite services provider operating in the Asia-Pacific region. The aggregate purchase price consideration transferred from the Company to the seller totaled $4,721. As a result of the agreement, the Company recognized intangible assets of $3,374 and goodwill of $732.

Please see Note 18 for additional details surrounding the business combination.

Intangible Assets

Intangible assets arose from the purchase of the maritime satellite service business of a satellite services provider operating in the Asia-Pacific region in October 2025, the purchase of distribution rights from Kognitive Networks Inc. in October 2023 and the purchase of KVH Industries Norway AS in September 2010. The assets that are related to the purchased of the maritime satellite service business of a satellite services provider are being amortized on a straight-line basis over the estimated useful life of 9 years. The assets that are related to the distribution rights from Kognitive Networks are being amortized on a straight-line basis over the estimated useful life of 3 years. The assets related to the purchase of KVH Industries Norway AS for acquired intellectual property are fully amortized as of December 31, 2025.

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

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2025 and 2024
(in thousands, except per share amounts)
Acquired intangible assets are subject to amortization. The following table summarizes acquired intangible assets at December 31, 2025 and 2024, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
December 31, 2025
Subscriber relationships	$85	$43	$42
Distribution rights	1,250	855	395
Customer relationships	3,374	94	3,280
Intellectual property	2,284	2,284	—
	$6,993	$3,276	$3,717
December 31, 2024
Subscriber relationships	$51	$13	$38
Distribution rights	1,250	460	790
Intellectual property	2,284	2,284	—
	$3,585	$2,757	$828

Amortization expense related to intangible assets was $519 and $407 for years ended December 31, 2025 and 2024, respectively, and was categorized as general and administrative expense.

As of December 31, 2025, the total weighted average remaining useful lives of the definite-lived intangible assets was 7.8 years and the weighted average remaining useful lives by the definite-lived intangible asset category are as follows:

Intangible Asset	Weighted Average Remaining Useful Life in Years
Subscriber relationships	1.00
Distribution rights	1.00
Customer relationships	8.75

Estimated future amortization expense for intangible assets recorded by the Company at December 31, 2025 is as follows:

Years ending December 31,	Amortization Expense
2026	$812
2027	375
2028	375
2029	375
2030	375
Thereafter	1,405
Total amortization expense	$3,717

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2025 and 2024
(in thousands, except per share amounts)

The changes in the carrying amount of intangible assets during the year ended December 31, 2025 is as follows:

2025
Balance at December 31, 2024	$828
Amortization expense	(519)
Intangible assets acquired in asset acquisition	34
Intangible assets acquired in business combination	3,374
Balance at December 31, 2025	$3,717

Goodwill

As of December 31, 2025, the Company's goodwill is associated with the purchase of the maritime satellite service business of a satellite services provider operating in the Asia-Pacific region in October 2025.

Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. The changes in the carrying amount of goodwill during the year ended December 31, 2025 is as follows:

2025
Balance at December 31, 2024	$—
Acquisition of goodwill in business combination	732
Balance at December 31, 2025	$732

(10)    401(k) Plan

The Company has a 401(k) Plan (the Plan) for all eligible employees. Participants may defer a portion of their pre-tax or post-tax earnings subject to limits determined by the Internal Revenue Service. Participants age 50 or older may be eligible to make additional contributions. The Company matches contributions by the Plan participants up to 6%. The Company’s contributions vest over a five-year period from the date of hire. The Company matching contributions were $265 and $351 for the years ended December 31, 2025 and 2024, respectively. In addition, the Company may make additional contributions to the Plan at the discretion of the Compensation Committee of the Board of Directors. There were no discretionary contributions in 2025 and 2024.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2025 and 2024
(in thousands, except per share amounts)
(11)    Revenue from Contracts with Customers

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised products and services. The amount of revenue recognized reflects the consideration which the Company expects to be entitled to receive in exchange for these products and services.

Disaggregation of Revenue

The following table summarizes net sales from contracts with customers for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Service - over time	98,407	96,446
Product - point in time	12,602	17,382
Total net sales	$111,009	$113,828

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

The Company offers a comprehensive family of mobile satellite antenna services and products that provide access to the Internet, television, and VoIP services while on the move. Service sales of airtime service accounted for approximately 82% and 80% of the Company's consolidated net sales for 2025 and 2024, respectively. The balance of service sales are comprised of distribution of commercially licensed entertainment and news, product repairs, and extended warranty sales. Product sales accounted for 11% and 15% of the Company’s consolidated net sales for 2025 and 2024, respectively.

No other single product class accounts for 10% or more of consolidated net sales.

The Company operates in a number of major geographic areas, including internationally. Revenues from international locations primarily include Singapore, Canada, South American countries, European Union countries and other European countries, and countries in Africa, the Middle East and Asia/Pacific, including India. Revenues are based upon customer location and revenues from international locations represented 78% and 73% of the Company’s consolidated net sales for 2025 and 2024, respectively. Sales to Singapore customers represented 21% of the Company’s consolidated net sales for both 2025 and 2024. No other individual foreign country represented 10% or more of the Company’s consolidated net sales for 2025 or 2024.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2025 and 2024
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

One customer accounted for 11% of consolidated net sales for both 2025 and 2024. No other customers accounted for 10% or more of consolidated net sales for 2025 or 2024. One customer accounted for approximately 16% and 19% of accounts receivable at December 31, 2025 and 2024, respectively. One customer accounted for 29% and 45% of long-term accounts receivable included in other non-current assets on the consolidated balance sheets related to sales-type leases at December 31, 2025 and 2024, respectively.

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

No financial assets or liabilities were measured at fair value based upon the ASC 820 fair value hierarchy as of December 31, 2025 and 2024.

The carrying amount of certain financial instruments approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company’s non-financial assets, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if indications of impairment exist. During 2025, there was no impairment of the Company's non-financial assets noted. During 2024, the Company recorded an impairment charge of $1,137 to goodwill and long-lived assets. The Company does not have any liabilities that are recorded at fair value on a nonrecurring basis.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2025 and 2024
(in thousands, except per share amounts)
(13)    Legal Matters

    In the ordinary course of business, the Company is a party to inquiries, legal proceedings and claims including, from time to time, disagreements with vendors and customers. The Company is not a party to any lawsuit or proceeding that, in management’s opinion, is likely to materially harm the Company’s business, results of operations, financial condition, or cash flows.

(14)    Leases

Lessee

The Company has operating leases for office facilities, equipment, and satellite service capacity and related equipment. Lease expense was $970 and $1,297 for 2025 and 2024, respectively. Short-term operating lease costs were $166 and $95 for 2025 and 2024, respectively. Maturities of lease liabilities as of December 31, 2025 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows:

Years ending December 31,
2026	$741
2027	841
2028	759
2029 and thereafter	2,936
Total undiscounted lease payments	$5,277

Less amount representing interest	$(889)
Present value of operating lease liabilities	$4,388
Less current installments of obligation under current-operating lease liabilities	$547
Obligations under long-term operating lease liabilities, excluding current installments	$3,841

Weighted-average remaining lease term - operating leases (years)	6.4
Weighted-average discount rate - operating leases	5.50%

On July 23, 2025, the Company entered into a new lease agreement for approximately 32,000 square feet of office and warehouse space in Bristol, Rhode Island. The Company currently plans to migrate its Rhode Island operations to this leased facility in the spring of 2026, at which point its costs of sales and operational expenditures will include lease expense at the rate of approximately $0.6 million annually. The lease agreement is for a term of 87 months with an option to extend the lease for an additional 10 years. This lease agreement resulted in a right of use asset and operating lease liabilities of approximately $3,600 as of December 31, 2025.

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
December 31, 2025 and 2024
(in thousands, except per share amounts)
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

The current portion of the net investment in these leases was $2,360 and $3,021 as of December 31, 2025 and 2024, respectively, and the non-current portion of the net investment in these leases was $2,237 and $3,145 as of December 31, 2025 and 2024, respectively. The current portion of the net investment in the leases is included in accounts receivable, net of allowance for credit losses on the accompanying consolidated balance sheets and the non-current portion of the net investment in these leases is included in other non-current assets on the accompanying consolidated balance sheets. Interest income from sales-type leases was $398 and $463 during 2025 and 2024, respectively.

The future undiscounted cash flows from these leases as of December 31, 2025 are:

2026	$2,579
2027	1,559
2028	661
2029	132
2030	18
Total undiscounted cash flows	$4,949

Present value of lease payments	$4,597
Difference between undiscounted cash flows and discounted cash flows	$352

(15)    Restructuring

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

As part of this restructuring, the Company reduced its headcount by approximately 75 employees, or approximately 20% of its total workforce as of the time the Company announced the restructuring. In 2024, the Company incurred aggregate severance charges of approximately $3.9 million, consisting of approximately $3.6 million of cash charges and approximately $0.3 million of non-cash charges arising from pre-existing contractual obligations to accelerate vesting of certain outstanding equity compensation awards. For the aggregate severance charges of approximately $3.9 million, the Company recorded in its consolidated statement of operations $0.9 million in cost of product sales, $1.4 million in research and development, $0.7 million in sales, marketing and support, and $0.8 million in general and administrative. The Company did not incur restructuring charges in 2025 related to the staged wind-down of the Company's manufacturing activities.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2025 and 2024
(in thousands, except per share amounts)
(16)     Segment Information

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

The key measure of segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s consolidated net income (loss). This is reviewed against budgeted expectations to assess segment performance and allocate resources. The Company’s segment net income for 2025 and 2024 consisted of the following:

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2025 and 2024
(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024
Sales:
Service	$98,407	$96,446
Product	12,602	17,382
Net Sales	111,009	113,828

Cost of service sales
VSAT airtime	40,977	52,980
LEO airtime	18,919	4,883
Other (1)	3,816	2,139
	63,712	60,002
Cost of product sales
VSAT	1,781	2,565
LEO	5,147	6,120
TracVision & land mobile	1,866	3,301
Other (2)	10,481	6,621
	19,275	18,607
Research and development
Personnel costs	2,832	7,109
Professional fees	123	191
Other (3)	502	1,139
	3,457	8,439
Sales, marketing and support
Personnel costs	14,447	14,400
Professional fees	1,247	852
Other (4)	4,754	5,761
	20,448	21,013
General and administrative
Personnel costs	8,540	9,448
Professional fees	2,426	2,475
Other (5)	4,322	4,590
	15,288	16,513

Goodwill impairment charge	—	—
Long-lived asset impairment charge	—	1,137

Other segment items (6)	(3,788)	(835)

Net loss	$(7,383)	$(11,048)

(1)Includes costs related to Inmarsat, service activations, content service, CommBox Edge and other miscellaneous
(2)Includes costs related to CommBox Edge, TracNet Coastal, obsolete inventory write-off and other miscellaneous
(3)Includes facilities and other less significant expenses

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2025 and 2024
(in thousands, except per share amounts)
(4)Includes marketing expenses, external commissions, travel and entertainment, facilities expense, warranty expense and other less significant expenses
(5)Includes the financing fees, facilities expense, computer expenses, depreciation and amortization and other less significant expenses
(6)Other segment items includes interest income; other income (expense), net; and income tax expense (benefit) line items on the face of the income statement

Regarding the Company's long-lived assets of $26,414, $8,788 of these assets are located in the United States. Regarding the assets located outside the United States, $5,612 are located in Singapore. The geographic location of the Company's AgilePlans revenue-generating assets has been determined based upon the customer shipping address.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2025 and 2024
(in thousands, except per share amounts)
(17)    Share Buyback Program

On December 9, 2024, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company may purchase outstanding shares of the Company’s common stock for an aggregate purchase price of up to $10 million. On March 6, 2026, the Board of Directors of our Company authorized an increase in the size of the repurchase program from $10 million to $15 million.

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

In 2025, the Company repurchased 327 shares of common stock in open market transactions at a cost of approximately $1,743. Except as noted above, there were no other repurchase programs outstanding.

(18)    Business Combination

On October 8, 2025 (the “Closing Date”), the Company entered into an agreement (the “Agreement”) to purchase the maritime satellite service business of a satellite services provider operating in the Asia-Pacific region (the “Seller”). The transfer of control from the Seller to the Company is referred to as the “Acquisition”. The Acquisition was consummated on the Closing Date. The Acquisition was funded from existing cash of the Company. These financial statements include results of operations following the consummation of the Acquisition for the period from October 8, 2025 through December 31, 2025, which include airtime revenue of $2.5 million and airtime costs of service sales of $1.5 million.

In connection with the acquisition, a subsidiary of the Company made offers of employment to eleven employees of the Seller, all of which were accepted. The Company also entered into transition arrangements with the Seller to facilitate the orderly transfer of the business. The transfer of certain agreements requires the consent of the counterparty. The Company expects that, if consent is not obtained, the Company and the Seller will fulfill those agreements through subcontracting arrangements, where permitted. The agreements remain terminable in accordance with their terms, and the unanticipated termination of any of the agreements may prevent the Company from realizing some or all of the anticipated benefits of the acquisition.

Purchase Consideration

The aggregate purchase price consideration transferred from the Company to the Seller totaled $4,721, which consisted of cash payments at closing totaling $3,775 and non-cash consideration in form of the settlement of certain receivables owed to the Company by the Seller and valued at $945.

Assets and Liabilities Acquired

The Acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The excess of the purchase price over the fair value of the tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill. The acquisition resulted in recorded goodwill as a result of the synergies expected to be realized, assembled workforce, and how the Company expects to leverage the business to create additional value for its equity holders. The acquisition is expected to expand the Company’s maritime satellite communications distribution capabilities and customer base in the Asia-Pacific market. The acquisition is also expected to contribute incremental gross margin and be accretive to the Company’s earnings. The purchase price has been allocated to the tangible assets and

KVH INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2025 and 2024
(in thousands, except per share amounts)
identifiable intangible assets acquired and liabilities assumed based upon their fair values as of the acquisition date. The goodwill is expected to be deductible for income tax purposes.

The following table summarizes the fair value of the assets acquired as of October 8, 2025:

Fair value of assets acquired:
Inventory	$615
Intangible asset:
Customer relationships	3,374
Goodwill	732
$4,721

The Company engaged a third-party specialist to assist management in the determination of the estimated fair value of intangible asset acquired. The fair value of the intangible asset was estimated using Multi-Period Excess Earnings Method (MPEEM), an income approach specifically used to measure the fair value of intangible asset that generate distinct, separable cash flows. The use of MPEEM further supports the separability of customer relationships by demonstrating that the customer relationships generate standalone economic benefits and could be sold, licensed, or transferred, either independently or with related contracts or assets. The following table summarizes the acquired identifiable intangible asset, Closing Date fair value, and useful life:

Intangible Asset	Closing Date Fair Value	Useful Life in Years
Customer relationships	$3,374	9

Transition Services

The Agreement included certain transition services to be provided by the Seller to the Company, which are not expected to be material.

Transaction Costs

In conjunction with the Acquisition, the Company’s acquisition expenses of approximately $352 have been included within general and administrative expenses on the accompanying consolidated statements of operations.