Form 10-Q
period 2026-03-31
KVH INDUSTRIES INC \DE\
filed 2026-05-06
CIK 1007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 0-28082

KVH Industries, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	05-0420589
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
500 Wood Street, Unit 320, Bristol, RI 02809
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
May 1, 2026	Common Stock, par value $0.01 per share	19,497,751

KVH INDUSTRIES, INC. AND SUBSIDIARIES
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements
KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$59,153	$69,910
Accounts receivable, net of allowance for credit losses of $742 and $712 as of March 31, 2026 and December 31, 2025, respectively	28,812	25,049
Inventories	13,224	14,859
Prepaid expenses and other current assets	19,884	7,980
Total current assets	121,073	117,798
Property and equipment, net	22,221	22,032
Intangible assets, net	3,520	3,717
Goodwill	732	732
Right of use assets	4,230	4,382
Other non-current assets	2,188	2,237
Deferred income tax asset	601	602
Total assets	$154,565	$151,500
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,910	$4,498
Accrued airtime	1,180	1,500
Accrued compensation and employee-related expenses	2,714	5,175
Accrued other	2,496	2,358
Accrued product warranty costs	654	644
Deferred revenue	1,974	1,155
Current operating lease liability	627	547
Liability for uncertain tax positions	817	793
Total current liabilities	19,372	16,670
Long-term operating lease liability	3,661	3,841
Deferred income tax liability	5	5
Total liabilities	$23,038	$20,516
Commitments and contingencies (Notes 2, 10, and 15)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 21,294,283 and 21,294,655 shares issued at March 31, 2026 and December 31, 2025, respectively; and 19,477,178 and 19,511,836 shares outstanding at March 31, 2026 and December 31, 2025, respectively	213	213
Additional paid-in capital	169,295	168,900
Accumulated deficit	(19,547)	(20,135)
Accumulated other comprehensive loss	(4,395)	(4,161)
	145,566	144,817
Less: treasury stock at cost, common stock, 1,817,105 and 1,782,819 shares as of March 31, 2026 and December 31, 2025, respectively.	(14,039)	(13,833)
Total stockholders’ equity	131,527	130,984
Total liabilities and stockholders’ equity	$154,565	$151,500
See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share amounts, unaudited)

	Three Months Ended
	March 31,
	2026	2025
Sales:
Service	$28,154	$21,642
Product	4,164	3,772
Net sales	32,318	25,414
Costs and expenses:
Costs of service sales	18,359	14,235
Costs of product sales	4,400	3,740
Research and development	726	1,187
Sales, marketing and support	5,069	4,960
General and administrative	3,882	3,535
Total costs and expenses	32,436	27,657
Loss from operations	(118)	(2,243)
Interest income	595	567
Interest expense	(6)	—
Other income (expense), net	230	(9)
Income (loss) before income tax expense	713	(1,685)
Income tax expense	125	25
Net income (loss)	$588	$(1,710)

Net income (loss) per common share
Basic	$0.03	$(0.09)
Diluted	$0.03	$(0.09)

Weighted average number of common shares outstanding:
Basic	19,331	19,492
Diluted	19,427	19,492
See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net income (loss)	$588	$(1,710)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(234)	722
Other comprehensive (loss) income, net of tax(1)	(234)	722
Total comprehensive income (loss)	$354	$(988)
(1) Tax impact was nominal for all periods.

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2025	21,295	$213	$168,900	$(20,135)	$(4,161)	(1,783)	$(13,833)	$130,984
Net income	—	—	—	588	—	—	—	588
Other comprehensive loss	—	—	—	—	(234)	—	—	(234)
Stock-based compensation	—	—	306	—	—	—	—	306
Acquisition of treasury stock	—	—	—	—	—	(34)	(206)	(206)
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	(1)	—	89	—	—	—	—	89
Balance at March 31, 2026	21,294	$213	$169,295	$(19,547)	$(4,395)	(1,817)	$(14,039)	$131,527

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	21,241	$212	$167,287	$(12,752)	$(4,032)	(1,456)	$(12,090)	$138,625
Net loss	—	—	—	(1,710)	—	—	—	(1,710)
Other comprehensive income	—	—	—	—	722	—	—	722
Stock-based compensation	—	—	337	—	—	—	—	337
Acquisition of treasury stock	—	—	—	—	—	(31)	(163)	(163)
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	(21)	—	—	—	—	—	—	—
Balance at March 31, 2025	21,220	$212	$167,624	$(14,462)	$(3,310)	(1,487)	$(12,253)	$137,811
See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$588	$(1,710)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for credit losses	39	97
Depreciation and amortization	2,445	2,888
Deferred income taxes	—	46
(Gain) loss on disposals of fixed assets	(88)	(27)
Compensation expense related to stock-based awards and employee stock purchase plan	306	337
Unrealized currency translation loss	(75)	726
Changes in operating assets and liabilities:
Accounts receivable	(3,811)	(1,650)
Inventories	1,635	971
Prepaid expenses and other current assets	(11,915)	(351)
Other non-current assets	101	144
Accounts payable	4,413	(964)
Deferred revenue	848	734
Accrued compensation, product warranty and other	(2,745)	(2,518)
Net cash used in operating activities	$(8,259)	$(1,277)
Cash flows from investing activities:
Capital expenditures	(2,589)	(1,149)
Cash paid for acquisition of intangible asset	(8)	(43)
Proceeds from sale of fixed assets	235	635
Net cash used in investing activities	$(2,362)	$(557)
Cash flows from financing activities:
Proceeds from stock options exercised and employee stock purchase plan	92	1
Purchase of treasury stock	(206)	(163)
Net cash used in by financing activities	$(114)	$(162)
Effect of exchange rate changes on cash and cash equivalents	(22)	24
Net decrease in cash and cash equivalents	(10,757)	(1,972)
Cash and cash equivalents at beginning of period	69,910	50,572
Cash and cash equivalents at end of period	$59,153	$48,600
Supplemental disclosure of non-cash investing and financing activities:
Amounts in accrued other and accounts payable related to property and equipment additions	$5	$186
See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
(Unaudited, all amounts in thousands except per share amounts)

(1)    Description of Business

KVH Industries, Inc. (together with its subsidiaries, the Company or KVH) develops, markets, and supports mobile connectivity and managed services and products for the maritime and land markets.

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

KVH’s satellite-only and hybrid products enable maritime customers to receive data, VoIP, and value-added services via satellite, cellular, and shore-based Wi-Fi networks onboard commercial and leisure vessels. In addition, the Company’s in-motion television terminals permit customers to receive live digital television via regional satellite services in maritime vessels, recreational vehicles, buses and automobiles. KVH sells its products through an extensive international network of dealers and distributors. KVH also sells and leases products to service providers and end users.

KVH’s maritime leisure business is highly seasonal. Seasonality can also impact the Company’s commercial maritime business, particularly the fishing market, although typically to a lesser degree. Temporary suspensions of the Company’s airtime services typically increase in the fourth and first quarters of each year as leisure boats are placed out of service during the winter months. Historically, the Company has generated the majority of its maritime leisure product revenues during the first and second quarters of each year, and these revenues typically decline in the third and fourth quarters of each year, compared to the first two quarters.

In February 2024, the Company announced a staged wind-down of its product manufacturing operations. The Company expects that it will continue its product manufacturing activities in order to generate a targeted amount of inventory of maritime satellite connectivity and satellite television terminals to meet anticipated demand and that it will cease substantially all manufacturing activity by the end of 2026. The Company expects to continue to facilitate customer transition to third-party hardware products compatible with its mobile satellite communications services.

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

The consolidated interim financial statements have not been audited by the Company’s independent registered public accounting firm and include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These consolidated interim financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2025 filed on March 10, 2026 with the Securities and Exchange Commission. The results for the three months ended March 31, 2026 are not necessarily indicative of operating results for the remainder of the year.

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

Foreign Currency Translation and Transaction

The financial statements of the Company’s foreign subsidiaries located in Denmark, Singapore, Brazil and Cyprus are maintained using the United States dollar as the functional currency. Exchange rates in effect on the date of the transaction (i.e., the date on which the underlying revenue, expense, asset or liability-creating event occurs) are used to record monetary assets and liabilities. Revenue and other expense elements are recorded at rates that approximate the rates in effect on the transaction dates. Foreign currency exchange gains and losses are recognized within “other expense, net” in the accompanying consolidated statements of operations. The Company recorded net foreign currency exchange gains (losses), which are comprised of both realized and unrealized foreign currency exchange gains and losses, in its accompanying consolidated statements of operations of $76 and $(31) for the three months ended March 31, 2026 and 2025, respectively.

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

(4)     Stockholders' Equity

(a) Stock Equity and Incentive Plan
The Company recognizes stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation-Stock Compensation. Stock-based compensation expense was $302 and $335, excluding $4 and $2 of compensation expense related to our Amended and Restated 1996 Employee Stock Purchase Plan, or the ESPP, for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was $2,271 of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 3.08 years. As of March 31, 2026, there was $593 of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 1.02 years.

Stock Options

During the three months ended March 31, 2026, 18 shares of common stock were issued upon the exercise of stock options. No shares were surrendered to the Company to satisfy minimum tax withholding obligations. Additionally, during the three months ended March 31, 2026, 460 stock options were granted and 159 stock options expired, were canceled or were forfeited. During the three months ended March 31, 2025, the Company issued less than 1 shares of common stock upon the exercise of stock options. No shares were surrendered to the Company to satisfy minimum tax withholding obligations. Additionally, during the three months ended March 31, 2025, 525 stock options were granted and 63 stock options expired, were canceled or were forfeited. The Company has historically estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions utilized to determine the fair value of options granted during the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
	2026	2025
Risk-free interest rate	3.66%	3.95%
Expected volatility	41.90%	40.73%
Expected life (in years)	4.26	4.00
Dividend yield	0%	0%

As of March 31, 2026, there were 1,543 options outstanding with a weighted average exercise price of $6.48 per share and 484 options exercisable with a weighted average exercise price of $7.47 per share. As of March 31, 2025, there were 1,415 options outstanding with a weighted average exercise price of $7.33 per share and 531 options exercisable with a weighted average exercise price of $9.02 per share.

Restricted Stock

During the three months ended March 31, 2026, no shares of restricted stock were granted and 18 shares of restricted stock were forfeited. Additionally, during the three months ended March 31, 2026, 60 shares of restricted stock vested. During the three months ended March 31, 2025, no shares of restricted stock were granted and 21 shares of restricted stock were forfeited. Additionally, during the three months ended March 31, 2025, 83 shares of restricted stock vested.

As of March 31, 2026 and 2025, the Company had no unvested outstanding options and no outstanding shares of restricted stock that were subject to performance-based or market-based vesting conditions.

(b) Employee Stock Purchase Plan

The Company's ESPP affords eligible employees the right to purchase common stock, via payroll deductions, through various offering periods at a purchase price equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the three months ended March 31, 2026 and 2025, no shares were issued under the ESPP. The Company recorded compensation charges related to the ESPP of $4 and $2 for the three months ended March 31, 2026 and 2025, respectively.

(c) Stock-Based Compensation Expense
The following table presents stock-based compensation expense, including expense for the ESPP, in the Company's consolidated statements of operations for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
	2026	2025
Cost of service sales	$6	$7
Cost of product sales	(1)	5
Research and development	(6)	(49)
Sales, marketing and support	48	77
General and administrative	259	297
	$306	$337

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

The balances for the three months ended March 31, 2026 and 2025 are as follows:

	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2025	$(4,161)	$(4,161)
Other comprehensive loss	(234)	(234)
Balance, March 31, 2026	$(4,395)	$(4,395)

	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2024	$(4,032)	$(4,032)
Other comprehensive income	722	722
Balance, March 31, 2025	$(3,310)	$(3,310)

(5)     Net Income (Loss) per Common Share

    Basic net income (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. For the three months ended March 31, 2025, since there was a net loss, the company excluded 1,141 shares in underlying outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these convertible securities would have reduced the net loss per share.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three Months Ended
	March 31,
	2026	2025
Weighted average common shares outstanding—basic	19,331	19,492
Dilutive common shares issuable in connection with stock plans	96	—
Weighted average common shares outstanding—diluted	19,427	19,492

(6)     Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in first-out costing method. Inventories as of March 31, 2026 and December 31, 2025 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	March 31, 2026	December 31, 2025
Raw materials	$6,368	$6,455
Work in process	1,988	2,264
Finished goods	4,868	6,140
	$13,224	$14,859

(7)     Prepaid Expenses and Other Current Assets

	March 31, 2026	December 31, 2025
Prepaid Starlink pooled data	$13,832	$2,936
Other prepaid expenses and other current assets	6,052	5,044
	$19,884	$7,980

In the fourth quarter of 2025, KVH entered into an agreement to purchase a block of Starlink Global Priority data for $45.0 million. The agreement provided KVH flexibility in the development and sales of custom, cost-effective airtime plans using Starlink's Global Priority service. We made an upfront payment of $5.0 million upon entry into the agreement, a payment of $10.0 million in January 2026 and a payment of $6.0 million in February 2026. The remainder of the $45.0 million obligation is due in quarterly payments from the second quarter of 2026 through the first quarter of 2027.

(8)     Property and Equipment

Property and equipment, net, as of March 31, 2026 and December 31, 2025 consist of the following:

	March 31, 2026	December 31, 2025
Leasehold improvements	1,732	1,036
Machinery and equipment	2,147	2,121
Revenue-generating assets	57,439	58,118
Office and computer equipment	8,797	8,038
	70,115	69,313
Less accumulated depreciation	(47,894)	(47,281)
	$22,221	$22,032

Depreciation expense was $2,240 and $2,784 for the three months ended March 31, 2026 and 2025, respectively.

Certain revenue-generating hardware assets are utilized by the Company in the delivery of the Company's airtime services, media and other content.

As of March 31, 2026 and December 31, 2025, the long-lived tangible assets related to the Company’s international subsidiaries were less than 10% of the Company’s long-lived tangible assets.

In the third quarter of 2024, the Company commenced its plan to sell the warehouse building and surface parking lot located at 75 Enterprise Center in Middletown, Rhode Island (“75 Enterprise Center”). The sale was completed in September 2025. The Company also entered into an agreement with the buyer to lease this property for the period October 2025 through the end of March 2026, which was subsequently extended through April 30, 2026. Total lease expense under this agreement was $0.2 million. The Company has now fully migrated its Rhode Island operations to the leased facility located in Bristol, Rhode Island.

Additionally, in the third quarter of 2024, the Company commenced its plan to sell the property, building, improvements, and land located at 50 Enterprise Center in Middletown, Rhode Island (“50 Enterprise Center”). In March 2025, the Company entered into an agreement with a buyer to sell 50 Enterprise Center for $5.3 million. The sale was completed in June 2025.

(9)     Product Warranty

The Company’s products carry standard limited warranties that range from one to two years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company also offers extended warranties on its products for up to five years. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying consolidated statements of operations. As of March 31, 2026 and December 31, 2025, the Company had accrued product warranty costs of $654 and $644, respectively.

The following table summarizes product warranty activity during 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Beginning balance	$644	$607
Charges to expense	89	232
Costs incurred	(79)	(132)
Ending balance	$654	$707

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

No financial assets or liabilities were measured at fair value based upon the ASC 820 fair value hierarchy as of March 31, 2026 or December 31, 2025.

The carrying amount of certain financial instruments approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company’s non-financial assets, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if indications of impairment exist. There was no impairment of the Company's non-financial assets noted during the three months ended March 31, 2026 and 2025. The Company does not have any liabilities that are recorded at fair value on a non-recurring basis.

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

The changes in the carrying amount of intangible assets during the three months ended March 31, 2026 are as follows:

Intangible Assets
Balance at December 31, 2025	$3,717
Amortization expense	(205)
Intangible assets acquired in asset acquisition	8
Balance at March 31, 2026	$3,520

Intangible assets arose from the purchase of the maritime satellite service business of a satellite services provider operating in the Asia-Pacific region in October 2025, the purchase of distribution rights from Kognitive Networks Inc. in October 2023 and the purchase of KVH Industries Norway AS in September 2010. The assets that are related to the purchase of the maritime satellite service business of a satellite services provider are being amortized on a straight-line basis over the estimated useful life of 9 years. The assets that are related to the distribution rights from Kognitive Networks are being amortized on a straight-line basis over the estimated useful life of 3 years. The assets related to the purchase of KVH Industries Norway AS for acquired intellectual property are fully amortized.

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

Acquired intangible assets are subject to amortization. The following table summarizes acquired intangible assets at March 31, 2026 and December 31, 2025, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 31, 2026
Subscriber relationships	$92	$55	$37
Distribution rights	1,250	954	296
Customer and vendor agreements	3,374	187	3,187
Intellectual property	2,284	2,284	—
	$7,000	$3,480	$3,520
December 31, 2025
Subscriber relationships	$85	$43	$42
Distribution rights	1,250	855	395
Customer and vendor agreements	3,374	94	3,280
Intellectual property	2,284	2,284	—
	$6,993	$3,276	$3,717

Amortization expense related to intangible assets was $205 and $104 for the three months ended March 31, 2026 and 2025, respectively. Amortization expense was categorized as general and administrative expense.

As of March 31, 2026, the total weighted average remaining useful lives of the definite-lived intangible assets was 7.8 years.

Estimated future amortization expense for intangible assets recorded by the Company at March 31, 2026 is as follows:

Years ending December 31,	Amortization Expense
2026	$615
2027	375
2028	375
2029	375
2030	375
Thereafter	1,405
Total amortization expense	$3,520

Goodwill

As of March 31, 2026, the Company's goodwill is associated with the purchase of the maritime satellite service business of a satellite services provider operating in the Asia-Pacific region in October 2025.

Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. The changes in the carrying amount of goodwill during the three months ended March 31, 2026 is as follows:

Goodwill
Balance at December 31, 2025	$732
Acquisitions of goodwill	—
Balance at March 31, 2026	$732

(13)     Revenue from Contracts with Customers

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised products and services. The amount of revenue recognized reflects the consideration which the Company expects to be entitled to receive in exchange for these products and services.

Disaggregation of Revenue

The following table summarizes net sales from contracts with customers for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Service - over time	$28,154	$21,642
Product - point in time	4,164	3,772
Total net sales	$32,318	$25,414

For product sales, the delivery of the Company’s performance obligations is generally transferred to the customer, and associated revenue is recognized, at a point in time. For service sales, the delivery of the Company’s performance obligations is transferred to the customer, and associated revenue is recognized, over time. Revenues for these service agreements are recognized over time using an output method based upon the passage of time, as this provides a faithful depiction of the pattern of transfer of control. The Company’s performance is impacted by the levels of activity in the maritime and land mobile markets, among other factors. Performance in any particular period could be impacted by the timing of sales to certain large customers.

The Company offers a comprehensive family of mobile satellite antenna services and products that provide access to the internet, television, and VoIP services while on the move. Service sales of airtime service accounted for 82% and 79% of the Company's consolidated net sales for the three months ended March 31, 2026 and 2025, respectively. The balance of service sales are comprised of distribution of commercially licensed entertainment and news, product repairs, and extended warranty sales. Product sales accounted for 13% and 15% of the Company's consolidated net sales for the three months ended March 31, 2026 and 2025, respectively.

No other single product class accounts for 10% or more of the Company's consolidated net sales.

The Company operates in a number of major geographic areas, including internationally. Revenues from international locations primarily include Singapore, Canada, South American countries, European Union countries and other European countries, and countries in Africa, the Middle East and Asia/Pacific, including India. Revenues are based upon customer location, and revenues from international locations represented 76% and 80% of consolidated net sales for the three months ended March 31, 2026 and 2025, respectively. Sales to Singapore customers represented 21% and 23% of the Company's consolidated net sales for the three months ended March 31, 2026 and 2025, respectively. No other individual foreign country represented 10% or more of the Company's consolidated net sales for the three months ended March 31, 2026 or 2025.

Business and Credit Concentrations

The Company is potentially subject to financial instrument concentration of credit risk through its cash and cash equivalents. To mitigate these risks, the Company maintains cash and cash equivalents with reputable and nationally recognized financial institutions. As of March 31, 2026, substantially all of the cash and cash equivalents were held by Bank of America, N.A.

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

No customers accounted for 10% or more of consolidated net sales for the three months ended March 31, 2026. One customer accounted for 13% of consolidated net sales for the three months ended March 31, 2025. No other customers accounted for 10% or more of consolidated net sales for the three months ended March 31, 2025. One customer accounted for approximately 14% and 16% of accounts receivable at March 31, 2026 and December 31, 2025, respectively. One customer accounted for 22% and 29% of long-term accounts receivable included in other non-current assets on the consolidated balance sheets related to sales-type leases at March 31, 2026 and December 31, 2025, respectively.

Certain components from third parties used in the Company’s products are procured from single sources of supply. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the Company’s delivery of products and thereby materially adversely affect the Company’s revenues and operating results.

(14)     Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2026 was 17.5% compared with (1.5)%, for the three months ended March 31, 2026. The effective income tax rate is based on estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable periods, including retroactive changes in tax legislation, settlements of tax audits or assessments, and the resolution or identification of tax position uncertainties.

For the three months ended March 31, 2026 and 2025, the effective tax rates differed from the statutory tax rate primarily due to the Company maintaining a valuation allowance reserve on its U.S. deferred tax assets, discrete tax adjustments and the composition of income from foreign jurisdictions taxed at lower rates.

As of March 31, 2026 and December 31, 2025, the Company had reserves for uncertain tax positions of $817 and $793, respectively. There were no material changes during the three months ended March 31, 2026 to the Company’s reserve for uncertain tax positions. The Company estimates that it is reasonably possible that the balance of unrecognized tax benefits as of March 31, 2026 may decrease $9 in the next twelve months as a result of a lapse of statutes of limitations and settlements with taxing authorities.

The Company’s tax jurisdictions include the United States, the United Kingdom, Denmark, Cyprus, Norway, Brazil, Singapore, Japan and India. In general, the statute of limitations with respect to the Company's United States federal income taxes has expired for years prior to 2022, and the relevant state and foreign statutes vary. However, preceding years remain open to examination by United States federal and state and foreign taxing authorities to the extent of future utilization of net operating losses and research and development tax credits generated in each preceding year.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The enactment of the OBBBA did not materially affect the Company's consolidated financial statements.

(15)     Leases

Lessee

The Company has operating leases for office facilities, equipment, and satellite service capacity and related equipment. Lease expense was $116 and $271 for the three months ended March 31, 2026 and 2025, respectively. Short-term operating lease costs were $24 and $22 for the three months ended March 31, 2026 and 2025, respectively. Maturities of lease liabilities as of March 31, 2026 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows:

Remainder of 2026	$622
2027	$836
2028	756
2029 and thereafter	2,936
Total minimum lease payments	$5,150

Less amount representing interest	$(862)
Present value of net minimum operating lease payments	$4,288
Less current installments of obligation under current-operating lease liabilities	$627
Obligations under long-term operating lease liabilities, excluding current installments	$3,661

Weighted-average remaining lease term - operating leases (years)	6.41
Weighted-average discount rate - operating leases	5.50%

On July 23, 2025, the Company entered into a new lease agreement for approximately 32,000 square feet of office and warehouse space in Bristol, Rhode Island. The Company has fully migrated its Rhode Island operations to this leased facility. The Company's costs of sales and operational expenditures will include lease expense at the rate of approximately $0.6 million for the first year of the lease (excluding three months of free rent), with fixed annual increases thereafter. The lease agreement is for a term of 87 months with an option to extend the lease an additional 10 years. This lease agreement resulted in a right of use asset and operating lease liabilities of approximately $3,600 as of March 31, 2026.

Lessor

The Company enters into leases with certain customers primarily for the TracNet and TracPhone VSAT systems. These leases are classified as sales-type leases because title to the equipment transfers to the customer at the end of the lease term. The Company records the leases at a price typically equivalent to normal selling price and in excess of the cost or carrying amount. Upon delivery, the Company records the net present value of all payments under these leases as product revenue, and the related costs of the product are charged to cost of sales. Interest income is recognized throughout the lease term (typically three to five years) using an implicit interest rate. The sales-type leases do not have unguaranteed residual assets.

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

The current portion of the net investment in these leases was $2,490 as of March 31, 2026 and the non-current portion of the net investment in these leases was $2,187 as of March 31, 2026. The current portion of the net investment in the leases is included in accounts receivable, net of allowance for credit losses on the accompanying consolidated balance sheets and the non-current portion of the net investment in these leases is included in other non-current assets on the accompanying consolidated balance sheets. Interest income from sales-type leases was $90 and $102 during the three months ended March 31, 2026 and 2025, respectively.

The future undiscounted cash flows from these leases as of March 31, 2026 are:

Remainder of 2026	$2,169
2027	1,787
2028	851
2029	186
2030	23
Total undiscounted cash flows	$5,016

Present value of lease payments	$4,677
Difference between undiscounted cash flows and discounted cash flows	$339

(16)     Restructuring

On February 9, 2024, the Board of Directors of the Company voted to implement a staged wind-down of the Company’s manufacturing activities. The Board made this determination following a strategic review of the Company’s manufacturing operations, driven by reduced demand for the Company’s hardware products in the face of intensifying competition during the third and fourth quarters of 2023. The Board concluded that the Company should discontinue its capital-intensive manufacturing activities and concentrate its efforts on growing sales of its multi-orbit, multi-channel, integrated communications solutions, which in recent years have constituted the largest portion of the Company’s overall revenues.

The Company expects that it will continue its product manufacturing activities for a period of time in order to generate a targeted amount of inventory of maritime satellite connectivity and satellite television terminals to meet anticipated demand and that it will cease substantially all manufacturing activity by the end of 2026. The Company expects to continue to facilitate customer transition to third-party hardware products compatible with the Company’s mobile satellite communications services. The Company also plans to continue to conduct maintenance, refurbishment service, warehousing, shipping and receiving activities at our Bristol, Rhode Island location.

(17)     Segment Information

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

The key measure of segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s consolidated net income (loss). This is reviewed against budgeted expectations to assess segment performance and allocate resources. The Company’s segment net income for the three months ended March 31, 2026 and 2025 consisted of the following:

	Three Months Ended
	March 31,
	2026	2025
Sales:
Service	$28,154	$21,642
Product	4,164	3,772
Net Sales	32,318	25,414

Cost of service sales
VSAT airtime	8,081	11,195
LEO airtime	8,245	2,545
Other (1)	2,033	495
	18,359	14,235
Cost of product sales
VSAT	399	594
LEO	2,025	1,455
TracVision & land mobile	271	620
Other (2)	1,705	1,071
	4,400	3,740
Research and development
Personnel costs	563	951
Professional fees	26	38
Other (3)	137	198
	726	1,187
Sales, marketing and support
Personnel costs	3,613	3,231
Professional fees	256	220
Other (4)	1,200	1,509
	5,069	4,960
General and administrative
Personnel costs	2,073	1,878
Professional fees	574	636
Other (5)	1,235	1,021
	3,882	3,535

Long-lived asset impairment charge	—	—

Other segment items (6)	(706)	(533)

Net income (loss)	$588	$(1,710)

(1)Includes costs related to Viasat/Inmarsat, service activations, content service, CommBox Edge and other miscellaneous
(2)Includes costs related to CommBox Edge, TracNet Coastal, obsolete inventory write-off and other miscellaneous
(3)Includes facilities and other less significant expenses
(4)Includes marketing expenses, external commissions, travel and entertainment, facilities expense, warranty expense and other less significant expenses
(5)Includes the financing fees, facilities expense, computer expenses, depreciation and amortization and other less significant expenses

(6)Other segment items includes interest income; other income (expense), net; and income tax expense (benefit) line items on the face of the income statement

Regarding the Company's long-lived assets of $26,451 for the period end March 31, 2026, $9,797 of these assets are located inside of the United States. Regarding the assets located outside of the United States, $5,529 are located in Singapore. The geographic location of the Company's AgilePlans revenue-generating assets has been determined based upon the customer shipping address.

Regarding the Company's long-lived assets of $26,414 for the period ended December 31, 2025, $8,788 of these assets are located in the United States. Regarding the assets located outside the United States, $5,612 are located in Singapore. The geographic location of the Company's AgilePlans revenue-generating assets has been determined based upon the customer shipping address.

(18)     Share Buyback Program

On December 9, 2024, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company may purchase outstanding shares of the Company’s common stock for an aggregate purchase price of up to $10,000. On March 6, 2026, the Board of Directors of our Company authorized an increase in the size of the repurchase program from $10,000 to $15,000.

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

During the three months ended March 31, 2026, the Company repurchased 34 shares of common stock in open market transactions at a cost of approximately $206. Except as noted above, there were no other repurchase programs outstanding.

(19)     Business Combination

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction

The statements included in this quarterly report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding our future financial results, operating results, business strategies, projected costs, products and services, competitive positions and plans, customer preferences, consumer trends, anticipated product development, and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Risk Factors” in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2025. These and many other factors could affect our future financial and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by us or on our behalf. For example, our expectations regarding certain items as a percentage of sales assume that we will achieve our anticipated sales goals. The following discussion and analysis should be read in conjunction with our consolidated interim financial statements and related notes appearing elsewhere in this report.

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

We generate a substantial majority of our revenues from sales of satellite internet airtime services. We provide, for monthly fixed fees and per-usage fees, satellite connectivity encompassing broadband internet, data and VoIP services, to customers via our KVH ONE hybrid network, which integrates global satellite service (including Starlink, Ku-band VSAT using the SES HTS network, Eutelsat OneWeb, Viasat/Inmarsat, Iridium, and other satellite services), KVH-provided cellular service in more than 130 countries, and shore-based Wi-Fi access. In March 2023, we began selling Starlink terminals and, in September 2023, we became a Starlink authorized hardware and airtime reseller offering Global Priority data plans for maritime use. In October 2024, we expanded our portfolio to include Starlink Local Priority data plans, which is suitable for fixed and mobile uses on land and inland waterways, including lakes and rivers. In 2025, Starlink products and services were our fastest growing products and services. We are also now earning usage fees from our offering of Eutelsat OneWeb maritime service, which we launched in January 2025. Revenue from our cellular airtime service supplements our satellite-only airtime revenue. In addition, we earn monthly usage fees from sales of third-party satellite connectivity for VoIP and supplemental services to our Viasat/Inmarsat, Iridium, Starlink and Eutelsat OneWeb customers. In December 2024, we introduced our TracNet Coastal and TracNet Coastal Pro terminals, expanding our extensive multi-channel portfolio of maritime products and services with a standalone 5G/cellular and Wi-Fi system. We also generate service revenue from product repairs and extended warranty sales.

Our service sales also include the distribution of entertainment, including movies, television programming, news and music, to commercial customers in the maritime market through KVH Media Group, along with supplemental value-added services.

Historically, our Ku-band VSAT communications service was the primary driver of revenue growth. However, in recent years these services have represented a declining percentage of our revenues in the face of increased demand for and competition from emerging LEO services. Our satellite-only and hybrid products enable maritime customers to receive data, VoIP, and value-added services via satellite, cellular, and shore-based Wi-Fi networks onboard commercial and leisure vessels. In addition, our in-motion television terminals permit customers to receive live digital television via regional satellite services on maritime vessels and on recreational vehicles, buses and automobiles. We sell our products through an extensive international network of dealers and distributors. We also sell and lease products to service providers and end users.

In February 2024, we announced a staged wind-down of our product manufacturing operations. The wind-down was driven by reduced demand for our hardware products in the face of intensifying competition in the third and fourth quarters of 2023. We concluded that we should discontinue our capital-intensive manufacturing activities and concentrate our efforts on growing sales of our multi-orbit, multi-channel, integrated communications solutions. We expect that we will continue our product manufacturing activities in order to generate a targeted amount of inventory of maritime satellite connectivity and satellite television terminals to meet anticipated demand and that we will cease substantially all manufacturing activity by the end of 2026. This wind-down has been extended because our reduced workforce has been prioritizing fulfilling LEO product orders and refurbishing AgilePlans terminals over manufacturing new units. We expect to continue to facilitate customer transition to third-party hardware products compatible with our mobile satellite communications services. We also plan to continue to conduct maintenance, service, warehousing, shipping and receiving activities at our Bristol, Rhode Island location.

During the second quarter of 2024, we expanded our relationship with Starlink through a bulk data distribution agreement. Under the agreement, we prepaid $17.0 million for access to a large block of Starlink Global Priority data at favorable rates. The agreement provided us flexibility in the development and sale of custom airtime plans using Starlink’s Global Priority service. We began drawing from this prepaid pooled data in the third quarter of 2024 and this data was fully consumed by the end of 2025. In the fourth quarter of 2025, we entered into an agreement to purchase a substantially larger block of Starlink Global Priority data. We made a prepayment of $5.0 million related to this agreement in the fourth quarter of 2025, and additional payments of $10.0 million in January 2026 and $6.0 million in February 2026. We must pay the remaining balance of $24.0 million in periodic quarterly payments through the first quarter of 2027.

During the third quarter of 2024, we commenced our plan to sell the warehouse building and surface parking lot located at 75 Enterprise Center in Middletown, Rhode Island (“75 Enterprise Center”). In December 2024, we entered into an agreement to sell 75 Enterprise Center for $8.5 million. The sale was completed in September 2025. We also entered into an agreement with the buyer to lease this property for the period October 2025 through the end of March 2026, which was subsequently extended through April 30, 2026. Total lease expense under this agreement was $0.2 million. The Company has fully migrated its Rhode Island operations to the leased facility located in Bristol, Rhode Island.

Additionally, in the third quarter of 2024, we commenced our plan to sell the property, building, improvements, and land located at 50 Enterprise Center in Middletown, Rhode Island (“50 Enterprise Center”). In March 2025, we entered into an agreement with another buyer to sell 50 Enterprise Center for $5.3 million. The sale was completed in June 2025.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these interim financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure at the date of our interim financial statements. Our significant accounting policies are summarized in Note 1 to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2025.

Critical accounting estimates are those estimates made that involve a significant level of estimation uncertainty and have had or are reasonably likely to have an impact on our statement of operations. We believe that our accounting estimates for goodwill, intangible assets and other long-lived assets are the only estimates critical to an understanding and evaluation of our financial results for the three months ended March 31, 2026, as discussed below.

Results of Operations
The following table provides, for the periods indicated, certain financial data relating to our operations expressed as a percentage of net sales:

	Three Months Ended
	March 31,
	2026	2025
Sales:
Service	87.1%	85.2%
Product	12.9	14.8
Net sales	100.0	100.0
Cost and expenses:
Costs of service sales	56.8	56.0
Costs of product sales	13.6	14.7
Research and development	2.2	4.7
Sales, marketing and support	15.7	19.5
General and administrative	12.0	13.9
Total costs and expenses	100.3	108.8
Loss from operations	(0.3)	(8.8)
Interest income	1.8	2.2
Other income (expense), net	0.7	—
Income (loss) before income tax expense	2.2	(6.6)
Income tax expense	0.4	0.1
Net income (loss)	1.8%	(6.7)%

Three months ended March 31, 2026 and 2025

Net Sales
Our net sales for the three months ended March 31, 2026 and 2025 were as follows:

			Change
	For the three months ended March 31,		2026 vs. 2025
	2026	2025	$	%
	(dollars in thousands)
Service	$28,154	$21,642	$6,512	30%
Product	4,164	3,772	392	10%
Net sales	$32,318	$25,414	$6,904	27%

Net sales increased by $6.9 million, or 27%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. Service sales increased by $6.5 million, or 30%, to $28.2 million for the three months ended March 31, 2026 from $21.6 million for the three months ended March 31, 2025. The increase in service sales was primarily due to a $6.2 million increase in our airtime service sales, which reflected a substantial increase in LEO service sales driven by an increase in subscribers for both Starlink and OneWeb. This increase in LEO service sales was partially offset by a substantial decrease in VSAT service sales, which was driven primarily by a decrease in VSAT subscribers. For the three months ended March 31, 2026, LEO services sales represented over 45% of airtime services sales, as compared to less than 30% for the three months ended March 31, 2025. The increase in LEO service sales as a percentage of total airtime sales resulted from both the substantial increase in LEO service sales and the substantial decrease in VSAT service sales. Competing LEO service providers have continued to expand their product and service offerings, further heightening competition in the global leisure segment and in commercial markets.

Product sales increased by $0.4 million, or 10%, to $4.2 million for the three months ended March 31, 2026 from $3.8 million for the three months ended March 31, 2025. The increase in product sales was primarily due to a $0.7 million increase in OneWeb product sales and a $0.3 million increase in Starlink product sales, partially offset by a $0.5 million decrease in TracVision product sales and a $0.3 million decrease in VSAT Broadband product sales. Competition from low-cost alternatives to VSAT, which include streaming capabilities, has had a significant impact on sales of our TracVision products.

Costs of Sales

Costs of sales consists of costs of service sales and costs of product sales. Costs of sales increased by $4.8 million, or 27%, in the three months ended March 31, 2026 to $22.8 million from $18.0 million in the three months ended March 31, 2025. The increase in costs of sales was driven by a $0.7 million increase in costs of product sales and a $4.1 million increase in costs of service sales. As a percentage of net sales, costs of sales were 70% and 71% for the three months ended March 31, 2026 and 2025, respectively.

Our costs of service sales consist primarily of satellite service capacity, depreciation, service network overhead expense associated with our VSAT Broadband network infrastructure, direct network service labor, product installation costs, media materials and distribution costs, and service repair materials. For the three months ended March 31, 2026, costs of service sales increased by $4.1 million, or 29%, to $18.4 million from $14.2 million in the three months ended March 31, 2025, primarily due to a $3.8 million increase in airtime costs of service sales. As a percentage of service sales, costs of service sales were 65% and 66% for the three months ended March 31, 2026 and 2025, respectively.

Our costs of product sales consist primarily of materials, manufacturing overhead, and direct labor used to produce our products. For the three months ended March 31, 2026, costs of product sales increased by $0.7 million, or 18%, to $4.4 million from $3.7 million in the three months ended March 31, 2025, primarily due to a $0.5 million increase in various manufacturing and other unabsorbed expenses and a $0.6 million increase in OneWeb cost of product sales, partially offset by a $0.3 million decrease in TracVision cost of product sales and a $0.2 million decrease in VSAT Broadband cost of product sales. As a percentage of product sales, costs of product sales were 106% and 99% for the three months ended March 31, 2026 and 2025, respectively. Cost of product sales increased as a percentage of product sales primarily due to the increase in various manufacturing and other unabsorbed expenses.

Operating Expenses

Research and development expense consists of direct labor, materials, external consultants, and related overhead costs that support our internally funded product development and product sustaining engineering activities. Research and development expense for the three months ended March 31, 2026 decreased by $0.5 million, or 39%, to $0.7 million from $1.2 million for the three months ended March 31, 2025. The decrease in research and development expense resulted primarily from a $0.4 million decrease in salaries, benefits and taxes. As a percentage of net sales, research and development expense was 2% and 5% for the three months ended March 31, 2026 and 2025, respectively.

Sales, marketing, and support expense consists primarily of salaries and related expenses for sales and marketing personnel, commissions for both in-house and third-party representatives, costs related to the co-development of certain content, other sales and marketing support costs such as advertising, literature and promotional materials, product service personnel and support costs, warranty-related costs and bad debt expense. Sales, marketing and support expense also includes the operating expenses of our sales office subsidiaries in Denmark, Singapore, Brazil, and Japan. Sales, marketing and support expense for the three months ended March 31, 2026 were $5.1 million, an increase of $0.1 million, or 2%, from $5.0 million for the three months ended March 31, 2025. The increase in sales, marketing and support expense resulted primarily from a $0.4 million increase in salaries, benefits and taxes, partially offset by a $0.2 million decrease in facilities expense and a $0.1 million decrease in warranty expense. As a percentage of net sales, sales, marketing and support expense was 16% and 20% for the three months ended March 31, 2026 and 2025, respectively.

General and administrative expense consists of costs attributable to management, finance and accounting, information technology, human resources, certain outside professional services, and other administrative costs. General and administrative expense for the three months ended March 31, 2026 increased by $0.3 million, or 10%, to $3.9 million from $3.5 million for the three months ended March 31, 2025. The increase in general and administrative expense resulted primarily from a $0.2 million increase in salaries, benefits and taxes and a $0.2 million increase in computer software and maintenance expenses, partially offset by a $0.1 million decrease in dues and subscriptions expense. As a percentage of net sales, general and administrative expense was 12% and 14% for the three months ended March 31, 2026 and 2025, respectively.

Interest and Other Income, Net

Interest income represents interest earned on our cash and cash equivalents, as well as from investments and our sale-type lease receivables. Interest income remained flat at $0.6 million for the three months ended March 31, 2026 from $0.6 million for the three months ended March 31, 2025. Of the current period interest income of $0.6 million, $0.5 million is attributable to interest earned on cash and cash equivalents, while the remaining $0.1 million was attributable to interest from lease receivables. Other income, net increased by $0.2 million to other income, net of $0.2 million for the three months ended March 31, 2026 from other expense, net of less than $0.1 million for the three months ended March 31, 2025. This decrease was driven primarily by a $0.1 million gain on foreign exchange as well as a $0.1 million gain on the sales of fixed assets.

Income Tax Expense

Income tax expense for the three months ended March 31, 2026 was $0.1 million and primarily related to withholding taxes imposed in foreign jurisdictions. Income tax expense for the three months ended March 31, 2025 was less than $0.1 million and related to state taxes and taxes on income earned in foreign jurisdictions.

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

As of March 31, 2026, we had $59.2 million in cash and cash equivalents, of which $3.0 million in cash equivalents was held in local currencies by our foreign subsidiaries. As of March 31, 2026, we had $101.7 million in working capital.

Based upon our current working capital position, current operating plans and expected business conditions, we expect to have sufficient funds, through at least twelve months from the date that this report is filed with the SEC, to fund our short-term and long-term working capital requirements, including capital expenditures and contractual obligations. In recognition of the substantial growth of Starlink airtime services as a percentage of our revenue since the second quarter of 2024 and in an effort to increase margins, we entered an agreement in the fourth quarter of 2025 to purchase a substantial block of Starlink Global Priority data for $45.0 million. We made an upfront payment of $5.0 million upon entry into the agreement, a payment of $10.0 million in January 2026 and a payment of $6.0 million in February 2026. Periodic quarterly payments of the balance owed will continue over the course of the contract period, which runs through the first quarter of 2027. Our funding plans for our working capital needs and other commitments may be adversely impacted if our underlying assumptions regarding our anticipated revenues and expenses are not realized. If our operating results fail to meet our expectations, we could be required to seek additional funding through public or private financings or other arrangements. In that event, adequate funds may not be available when needed or may be available only on terms which could have a negative impact on our business and results of operations. In addition, if we raise funds by issuing equity securities, our stockholders may experience dilution.

Net cash used in operations was $8.3 million for the three months ended March 31, 2026 compared to net cash used in operations of $1.3 million for the three months ended March 31, 2025. The $7.0 million increase in net cash used in operations was primarily the result of a $11.6 million increase in cash outflows related to prepaid expenses and other current assets, which reflected the $16.0 million purchase of Starlink pooled data in 2026, a $2.2 million decrease in cash inflows relating to accounts receivable, a $1.4 million reduction in non-cash items, and a $0.2 million increase in cash outflows relating to accrued compensation, product warranty and other expenses, partially offset by a $5.4 million decrease in cash outflows related to accounts payable, a $2.3 million decrease in net loss, and a $0.7 million decrease in cash outflows relating to inventories.

Net cash used in investing activities was $2.4 million for the three months ended March 31, 2026 compared to net cash used in investing activities of $0.6 million for the three months ended March 31, 2025. The $1.8 million increase in net cash used in investing activities was primarily the result of a $1.4 million increase in capital expenditures, partially offset by a $0.4 million decrease of proceeds from the sale of fixed assets.

Net cash used in financing activities was $0.1 million for the three months ended March 31, 2026 compared to net cash used in financing activities of $0.2 million for the three months ended March 31, 2025. The $0.1 million decrease in net cash used in financing activities is the result of a $0.1 million increase in cash inflows related to the proceeds from stock options exercised.

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

During the three months ended March 31, 2026, we repurchased 34 thousand shares of common stock in open market transactions at a cost of approximately $0.2 million. Except as noted above, there were no other repurchase programs outstanding.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026, the end of the period covered by this interim report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated changes in our internal control over financial reporting that occurred during the first quarter of 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the first quarter of 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended March 31, 2026, we repurchased 34,286 shares of common stock in open market transactions at a cost of approximately $0.2 million. Except as noted above, there were no other repurchase programs outstanding.

During the three and three months ended March 31, 2026, no vested restricted shares were surrendered to us in satisfaction of tax withholding obligations.

The following table provides information about our repurchase of common stock during the three months ended March 31, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 - January 31	—	$—	—	$13,257,502
February 1 - February 28	17,059	5.94	17,059	13,155,719
March 1 - March 31	17,227	6.02	17,227	13,051,549
Total	34,286	5.98	34,286
(1)    Does not include broker commissions.

ITEM 5.    OTHER INFORMATION

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

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

101
The following financial information from KVH Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statements of Stockholders' Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to Consolidated Interim Financial Statements (unaudited).
		X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2026

KVH Industries, Inc.

By:	/s/ ANTHONY F. PIKE
Anthony F. Pike
(Duly Authorized Officer and Chief Financial Officer)