Form 10-Q
period 2026-09-30
KVH INDUSTRIES INC \DE\
filed 2026-11-05
CIK 1007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding shares
October 30, 2026	Common Stock, par value $0.01 per share	18,173,249

KVH INDUSTRIES, INC. AND SUBSIDIARIES
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements
KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$50,695	$69,910
Accounts receivable, net of allowance for credit losses of $1,127 and $712 as of September 30, 2026 and December 31, 2025, respectively	29,586	25,049
Inventories	8,927	14,859
Prepaid expenses and other current assets	20,479	7,980
Total current assets	109,687	117,798
Property and equipment, net	20,315	22,032
Intangible assets, net	3,703	3,717
Goodwill	732	732
Right of use assets	4,212	4,382
Other non-current assets	2,418	2,237
Deferred income tax asset	560	602
Total assets	$141,627	$151,500
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,002	$4,498
Accrued airtime	2,256	1,500
Accrued compensation and employee-related expenses	3,933	5,175
Accrued other	2,298	2,358
Accrued product warranty costs	685	644
Deferred revenue	1,528	1,155
Current operating lease liability	776	547
Liability for uncertain tax positions	864	793
Total current liabilities	18,342	16,670
Long-term operating lease liability	3,798	3,841
Deferred income tax liability	5	5
Total liabilities	$22,145	$20,516
Commitments and contingencies (Notes 10 and 15)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 21,423,652 and 21,294,655 shares issued at September 30, 2026 and December 31, 2025, respectively; and 18,173,249 and 19,511,836 shares outstanding at September 30, 2026 and December 31, 2025, respectively	214	213
Additional paid-in capital	170,659	168,900
Accumulated deficit	(19,985)	(20,135)
Accumulated other comprehensive loss	(4,316)	(4,161)
	146,572	144,817
Less: treasury stock at cost, common stock, 3,250,403 and 1,782,819 shares as of September 30, 2026 and December 31, 2025, respectively.	(27,090)	(13,833)
Total stockholders’ equity	119,482	130,984
Total liabilities and stockholders’ equity	$141,627	$151,500
See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Sales:
Service	$32,954	$25,388	$90,819	$70,079
Product	5,494	3,065	13,670	10,411
Net sales	38,448	28,453	104,489	80,490
Costs and expenses:
Costs of service sales	21,832	16,694	59,284	45,139
Costs of product sales	8,145	9,846	16,846	16,863
Research and development	713	969	2,244	3,072
Sales, marketing and support	5,019	4,884	15,325	14,854
General and administrative	3,982	3,691	12,227	10,806
Total costs and expenses	39,691	36,084	105,926	90,734
Loss from operations	(1,243)	(7,631)	(1,437)	(10,244)
Interest income	503	681	1,644	1,827
Interest expense	—	—	(6)	—
Other income, net	128	32	254	849
(Loss) income before income tax (benefit) expense	(612)	(6,918)	467	(7,568)
Income tax (benefit) expense	(11)	16	317	146
Net (loss) income	$(601)	$(6,934)	$150	$(7,714)

Net (loss) income per common share
Basic	$(0.03)	$(0.36)	$0.01	$(0.40)
Diluted	$(0.03)	$(0.36)	$0.01	$(0.40)

Weighted average number of common shares outstanding:
Basic	18,251	19,361	18,988	19,418
Diluted	18,251	19,361	19,168	19,418
See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net (loss) income	$(601)	$(6,934)	$150	$(7,714)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(25)	(676)	(155)	324
Other comprehensive (loss) income, net of tax(1)	(25)	(676)	(155)	324
Total comprehensive loss	$(626)	$(7,610)	$(5)	$(7,390)
(1) Tax impact was nominal for all periods.

See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2026	21,364	$214	$170,264	$(19,384)	$(4,291)	(2,071)	$(16,363)	$130,440
Net loss	—	—	—	(601)	—	—	—	(601)
Other comprehensive loss	—	—	—	—	(25)	—	—	(25)
Stock-based compensation	—	—	325	—	—	—	—	325
Acquisition of treasury stock	—	—	—	—	—	(1,179)	(10,727)	(10,727)
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	60	—	70	—	—	—	—	70
Balance at September 30, 2026	21,424	$214	$170,659	$(19,985)	$(4,316)	(3,250)	$(27,090)	$119,482

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2025	21,295	$213	$168,900	$(20,135)	$(4,161)	(1,783)	$(13,833)	$130,984
Net income	—	—	—	150	—	—	—	150
Other comprehensive loss	—	—	—	—	(155)	—	—	(155)
Stock-based compensation	—	—	1,042	—	—	—	—	1,042
Issuance of common stock under employee stock purchase plan	6	—	31	—	—	—	—	31
Acquisition of treasury stock	—	—	—	—	—	(1,467)	(13,257)	(13,257)
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	123	1	686	—	—	—	—	687
Balance at September 30, 2026	21,424	$214	$170,659	$(19,985)	$(4,316)	(3,250)	$(27,090)	$119,482

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2025	21,224	$212	$168,082	$(13,532)	$(3,032)	(1,698)	$(13,346)	$138,384
Net loss	—	—	—	(6,934)	—	—	—	(6,934)
Other comprehensive loss	—	—	—	—	(676)	—	—	(676)
Stock-based compensation	—	—	366	—	—	—	—	366
Issuance of common stock under employee stock purchase plan	4	—	17	—	—	—	—	17
Acquisition of treasury stock	—	—	—	—	—	(22)	(116)	(116)
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	66	1	5	—	—	—	—	6
Balance at September 30, 2025	21,294	$213	$168,470	$(20,466)	$(3,708)	(1,720)	$(13,462)	$131,047
See accompanying Notes to Unaudited Consolidated Financial Statements.

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	21,241	$212	$167,287	$(12,752)	$(4,032)	(1,456)	$(12,090)	$138,625
Net loss	—	—	—	(7,714)	—	—	—	(7,714)
Other comprehensive income	—	—	—	—	324	—	—	324
Stock-based compensation	—	—	1,137	—	—	—	—	1,137
Issuance of common stock under employee stock purchase plan	4	—	17	—	—	—	—	17
Acquisition of treasury stock	—	—	—	—	—	(264)	(1,372)	(1,372)
Exercise of stock options and issuance of restricted stock awards, net of forfeitures	49	1	29	—	—	—	—	30
Balance at September 30, 2025	21,294	$213	$168,470	$(20,466)	$(3,708)	(1,720)	$(13,462)	$131,047
See accompanying Notes to Unaudited Consolidated Financial Statements.

KVH INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$150	$(7,714)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for credit losses	532	67
Depreciation and amortization	6,952	8,126
Deferred income taxes	42	4
Gain on disposals of fixed assets	(39)	(365)
Gain on sale of fixed assets located at 50 Enterprise Center Middletown, Rhode Island	—	(1,319)
Loss on sale of fixed assets located at 75 Enterprise Center Middletown, Rhode Island	—	300
Compensation expense related to stock-based awards and employee stock purchase plan	1,042	1,137
Unrealized currency translation (gain) loss	(135)	306
Changes in operating assets and liabilities:
Accounts receivable	(5,074)	(2,704)
Inventories	5,932	9,559
Prepaid expenses and other current assets	(12,512)	6,866
Other non-current assets	177	278
Accounts payable	1,505	(310)
Deferred revenue	387	232
Accrued compensation, product warranty and other	(498)	(748)
Net cash (used in) provided by operating activities	$(1,539)	$13,715
Cash flows from investing activities:
Capital expenditures	(5,317)	(5,012)
Cash paid for acquisition of intangible asset	(624)	(26)
Proceeds from sale of fixed assets	830	2,033
Proceeds from the sale of fixed assets located at 50 Enterprise Center Middletown, Rhode Island	—	4,926
Proceeds from the sale of fixed assets located at 75 Enterprise Center Middletown, Rhode Island	—	7,838
Net cash (used in) provided by investing activities	$(5,111)	$9,759
Cash flows from financing activities:
Proceeds from stock options exercised and employee stock purchase plan	714	46
Purchase of treasury stock	(13,257)	(1,372)
Net cash used in financing activities	$(12,543)	$(1,326)
Effect of exchange rate changes on cash and cash equivalents	(22)	84
Net (decrease) increase in cash and cash equivalents	(19,215)	22,232
Cash and cash equivalents at beginning of period	69,910	50,572
Cash and cash equivalents at end of period	$50,695	$72,804
Supplemental disclosure of non-cash investing and financing activities:
Amounts in accrued other and accounts payable related to property and equipment additions	$58	$27
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

KVH’s service sales primarily represent revenue earned from satellite internet airtime services. In March 2023, KVH began selling terminals for the Starlink Low Earth Orbit (LEO) service and in September 2023 became a Starlink authorized hardware and airtime reseller. In October 2024, KVH expanded its portfolio to include Starlink Business data plans, which are suitable for fixed and mobile uses on land and inland waterways, including lakes and rivers. KVH further expanded its LEO service and hardware portfolio in January 2025 with the launch of the Eutelsat OneWeb service for maritime applications. In addition, KVH provides, for monthly fixed and per-usage fees, satellite connectivity encompassing broadband internet and Voice over Internet Protocol (VoIP) services, to its TracNet® H-series and TracPhone® V-HTS series customers via KVH’s global high-throughput satellite (HTS) network. KVH provides this combination of services and products in more than 130 countries. The May 2023 introduction of the KVH ONE OpenNet Program expanded access to KVH’s global HTS network and airtime services to non-KVH terminals.

AgilePlans, KVH’s connectivity as a service offering, is a monthly subscription model that provides global connectivity to commercial maritime customers. The subscriber can choose from KVH VSAT terminals and data service, Starlink and Eutelsat OneWeb terminals and data service, KVH’s CommBox™ Edge Communications Gateway and associated service licensing, VoIP, daily news, subsidized shipping and installation, and global support for a monthly fee with no minimum contract commitment. KVH offers AgilePlans subscribers a variety of airtime data plans with varying data speeds and fixed data usage levels with per gigabyte overage charges. These airtime plans are similar to those that the Company offers to customers who elect to purchase or lease a TracNet H-series, TracPhone V-HTS series, Starlink, or Eutelsat OneWeb terminal.

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

KVH’s satellite products enable maritime customers to receive data, VoIP, and value-added services via satellite, cellular, and shore-based Wi-Fi networks onboard commercial and leisure vessels. In addition, the Company’s in-motion television terminals permit customers to receive live digital television via regional satellite services in maritime vessels, recreational vehicles, buses and automobiles. KVH sells its products through an extensive international network of dealers and distributors. KVH also sells and leases products to service providers and end users.

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

The consolidated interim financial statements have not been audited by the Company’s independent registered public accounting firm and include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented. These consolidated interim financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2025 filed on March 10, 2026 with the Securities and Exchange Commission. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of operating results for the remainder of the year. Certain amounts in these condensed interim financial statements and related footnotes may not foot or crossfoot due to rounding.

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

Foreign Currency Translation and Transaction

The financial statements of the Company’s foreign subsidiaries located in Denmark, Singapore, Brazil and Cyprus are maintained using the United States dollar as the functional currency. Exchange rates in effect on the date of the transaction (i.e., the date on which the underlying revenue, expense, asset or liability-creating event occurs) are used to record monetary assets and liabilities. Revenue and other expense elements are recorded at rates that approximate the rates in effect on the transaction dates. Foreign currency exchange gains and losses are recognized within “other income, net” in the accompanying consolidated statements of operations. The Company recorded net foreign currency exchange gains (losses), which are comprised of both realized and unrealized foreign currency exchange gains and losses, in its accompanying consolidated statements of operations of $(40) thousand and $(9) thousand for the three months ended September 30, 2026 and 2025, respectively, and $22 thousand and $(141) thousand for the nine months ended September 30, 2026 and 2025, respectively.

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

(4)     Stockholders' Equity

(a) Stock Equity and Incentive Plan
The Company recognizes stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation-Stock Compensation. Stock-based compensation expense was $325 thousand and $367 thousand, excluding $0 and $(1) thousand of compensation expense related to our Amended and Restated 1996 Employee Stock Purchase Plan, or the ESPP, for the three months ended September 30, 2026 and 2025, respectively, and $1.0 million and $1.1 million, excluding $2 thousand and $3 thousand of compensation expense related to ESPP, for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there was $1.7 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.71 years. As of September 30, 2026, there was $577 thousand of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 0.98 years.

Stock Options

During the three months ended September 30, 2026, 11 thousand shares of common stock were issued upon the exercise of stock options. No shares were surrendered to the Company to satisfy minimum tax withholding obligations. Additionally, during the three months ended September 30, 2026, no stock options were granted and 7 thousand stock options expired, were canceled or were forfeited. During the three months ended September 30, 2025, no shares of common stock were issued upon the exercise of stock options. No shares were surrendered to the Company to satisfy minimum tax withholding obligations. Additionally, during the three months ended September 30, 2025, no stock options were granted and 132 thousand stock options expired, were canceled or were forfeited.

During the nine months ended September 30, 2026, 95 thousand shares of common stock were issued upon the exercise of stock options. No shares were surrendered to the Company to satisfy minimum tax withholding obligations. Additionally, during the nine months ended September 30, 2026, 460 thousand stock options were granted and 250 thousand stock options expired, were canceled or were forfeited. During the nine months ended September 30, 2025, 6 thousand shares of common stock were issued upon the exercise of stock options. No shares were surrendered to the Company to satisfy minimum tax withholding obligations. Additionally, during the nine months ended September 30, 2025, 575 thousand stock options were granted and 259 thousand stock options expired, were canceled or were forfeited.

The Company has historically estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions utilized to determine the fair value of options granted during the nine months ended September 30, 2026 and 2025 are as follows:

	Nine Months Ended September 30,
	2026	2025
Risk-free interest rate	3.66%	3.93%
Expected volatility	41.90%	40.81%
Expected life (in years)	4.26	4.00
Dividend yield	0%	0%

As of September 30, 2026, there were 1.4 million options outstanding with a weighted average exercise price of $6.42 per share and 424 thousand options exercisable with a weighted average exercise price of $7.39 per share. As of September 30, 2025, there were 1.3 million options outstanding with a weighted average exercise price of $7.09 per share and 380 thousand options exercisable with a weighted average exercise price of $9.22 per share.

Restricted Stock

During the three months ended September 30, 2026, 49 thousand shares of restricted stock were granted with a weighted average grant date fair value of $7.89 per share and no shares of restricted stock were forfeited. Additionally, during the three months ended September 30, 2026, 1 thousand shares of restricted stock vested. During the three months ended September 30, 2025, 70 thousand shares of restricted stock were granted with a weighted average grant date fair value of $5.50 per share and 4 thousand shares of restricted stock were forfeited. Additionally, during the three months ended September 30, 2025, 1 thousand shares of restricted stock vested.

During the nine months ended September 30, 2026, 49 thousand shares of restricted stock were granted with a weighted average grant date fair value of $7.89 per share and 21 thousand shares of restricted stock were forfeited. Additionally, during the nine months ended September 30, 2026, 113 thousand shares of restricted stock vested. During the nine months ended September 30, 2025, 70 thousand shares of restricted stock were granted with a weighted average grant date fair value of $5.50 per share and 26 thousand shares of restricted stock were forfeited. Additionally, during the nine months ended September 30, 2025, 147 thousand shares of restricted stock vested.

As of September 30, 2026 and 2025, the Company had no unvested outstanding options and no outstanding shares of restricted stock that were subject to performance-based or market-based vesting conditions.

(b) Employee Stock Purchase Plan

The Company's ESPP affords eligible employees the right to purchase common stock, via payroll deductions, through various offering periods at a purchase price equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the three months ended September 30, 2026 and 2025, 0 shares and 4 thousand shares were issued under the ESPP, respectively. During the nine months ended September 30, 2026 and 2025, 6 thousand and 4 thousand shares were issued under the ESPP, respectively. The Company recorded compensation charges related to the ESPP of $0 and $(1) thousand for the three months ended September 30, 2026 and 2025, respectively, and $2 thousand and $3 thousand for the nine months ended September 30, 2026 and 2025, respectively.

(c) Stock-Based Compensation Expense
The following table presents stock-based compensation expense, including expense for the ESPP, in the Company's consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of service sales	$5	$6	$17	$19
Cost of product sales	5	12	10	22
Research and development	6	15	6	7
Sales, marketing and support	69	61	176	215
General and administrative	240	272	833	874
	$325	$366	$1,042	$1,137

(d) Accumulated Other Comprehensive Loss (AOCL)

Comprehensive income (loss) includes net income (loss) and unrealized gains and losses from foreign currency translation. The components of the Company’s comprehensive income (loss) and the effect on earnings for the periods presented are detailed in the accompanying consolidated statements of comprehensive income (loss).

The balances for the three months ended September 30, 2026 and 2025 are as follows:

	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, June 30, 2026	$(4,291)	$(4,291)
Other comprehensive loss	(25)	(25)
Balance, September 30, 2026	$(4,316)	$(4,316)

	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, June 30, 2025	$(3,032)	$(3,032)
Other comprehensive loss	(676)	(676)
Balance, September 30, 2025	$(3,708)	$(3,708)

The balances for the nine months ended September 30, 2026 and 2025 are as follows:

	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2025	$(4,161)	$(4,161)
Other comprehensive loss	(155)	(155)
Balance, September 30, 2026	$(4,316)	$(4,316)

	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2024	$(4,032)	$(4,032)
Other comprehensive income	324	324
Balance, September 30, 2025	$(3,708)	$(3,708)

(5)     Net (Loss) Income per Common Share

    Basic net (loss) income per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined with the treasury stock accounting method. For the three months ended September 30, 2026, since there was a net loss, the Company excluded 299 thousand shares in underlying outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these convertible securities would have reduced the net loss per share. For the nine months ended September 30, 2026, the computation of diluted weighted-average common shares outstanding excludes 159 thousand weighted average anti-dilutive stock-based awards outstanding. For the three and nine months ended September 30, 2025, since there was a net loss, the Company excluded 1.3 million and 1.2 million shares, respectively, in underlying outstanding stock options and non-vested restricted shares from its diluted loss per share calculation, as inclusion of these convertible securities would have reduced the net loss per share.

A reconciliation of the basic and diluted weighted average common shares outstanding is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Weighted average common shares outstanding—basic	18,251	19,361	18,988	19,418
Dilutive common shares issuable in connection with stock plans	—	—	180	—
Weighted average common shares outstanding—diluted	18,251	19,361	19,168	19,418

(6)     Inventories

Inventories are stated at the lower of cost or net realizable value using a weighted-average costing method and are relieved on a first-in first-out basis. Inventories as of September 30, 2026 and December 31, 2025 include the costs of material, labor, and factory overhead. Components of inventories consist of the following:

	September 30, 2026	December 31, 2025
Raw materials	$5,096	$6,455
Work in process	1,474	2,264
Finished goods	2,357	6,140
	$8,927	$14,859

During the three and nine months ended September 30, 2026, the Company recorded a $2.3 million increase to the inventory reserve primarily due to further reduced demand for certain TracVision TV-service products as well as a reduction in the prices the Company charges for these products. The Company implemented this price reduction at the end of the third quarter of 2026 and, as a result, reduced the value of its remaining inventory of those products to net realizable value based on lower customer pricing.

(7)     Prepaid Expenses and Other Current Assets

	September 30, 2026	December 31, 2025
Prepaid Starlink pooled data	$12,793	$2,936
Other prepaid expenses and other current assets	7,686	5,044
	$20,479	$7,980

In the fourth quarter of 2025, KVH entered into an agreement to purchase a block of Starlink Global Business data for $45.0 million. The agreement provided KVH flexibility in the development and sales of custom, cost-effective airtime plans using Starlink's Global Business service. The Company made an upfront payment of $5.0 million upon entry into the agreement, a payment of $10.0 million in January 2026 and payments of $6.0 million in each of February 2026, May 2026 and August 2026. Under the agreement, the remaining $12.0 million obligation will be paid in two quarterly payments through the first quarter of 2027.

(8)     Property and Equipment

Property and equipment, net, as of September 30, 2026 and December 31, 2025 consist of the following:

	September 30, 2026	December 31, 2025
Leasehold improvements	2,063	1,036
Machinery and equipment	1,505	2,121
Revenue-generating assets	56,127	58,118
Office and computer equipment	9,301	8,038
	68,996	69,313
Less accumulated depreciation	(48,681)	(47,281)
	$20,315	$22,032

Depreciation expense was $2.0 million and $2.5 million for the three months ended September 30, 2026 and 2025, respectively, and $6.3 million and $7.8 million for the nine months ended September 30, 2026 and 2025, respectively.

Certain revenue-generating hardware assets, related to our AgilePlans service offering, are utilized by the Company in the delivery of the Company's airtime services, media and other content.

As of September 30, 2026 and December 31, 2025, the long-lived tangible assets related to the Company’s international subsidiaries were less than 10% of the Company’s long-lived tangible assets.

In the third quarter of 2024, the Company commenced its plan to sell the warehouse building and surface parking lot located at 75 Enterprise Center in Middletown, Rhode Island (“75 Enterprise Center”). The sale was completed in September 2025 for approximately $8.5 million. The Company also entered into an agreement with the buyer to lease this property for the period October 2025 through the end of March 2026, which was subsequently extended through April 30, 2026. Total lease expense under this agreement was approximately $200 thousand. The Company has now fully migrated its Rhode Island operations to a leased facility located in Bristol, Rhode Island.

Additionally, in the third quarter of 2024, the Company commenced its plan to sell the property, building, improvements, and land located at 50 Enterprise Center in Middletown, Rhode Island (“50 Enterprise Center”). In March 2025, the Company entered into an agreement with a buyer to sell 50 Enterprise Center for approximately $5.3 million. The sale was completed in June 2025.

Regarding the Company's long-lived assets of $24.5 million for the period ended September 30, 2026, $10.6 million of these assets are located in the United States. Regarding the assets located outside of the United States, $4.4 million are located in Singapore. Regarding the Company's long-lived assets of $26.4 million for the period ended December 31, 2025, $8.8 million of these assets are located in the United States. Regarding the assets located outside the United States, $5.6 million are located in Singapore. The geographic location of the Company's AgilePlans revenue-generating assets has been determined based upon the customer shipping address.

(9)     Product Warranty

The Company’s products carry standard limited warranties that range from one to two years and vary by product. The warranty period begins on the date of retail purchase or lease by the original purchaser. The Company also offers extended warranties on its products for up to five years. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Factors that affect the Company’s warranty liability include the number of units sold or leased, historical and anticipated rates of warranty repairs and the cost per repair. Warranty and related costs are reflected within sales, marketing and support in the accompanying consolidated statements of operations. As of September 30, 2026 and December 31, 2025, the Company had accrued product warranty costs of $685 thousand and $644 thousand, respectively.

The following table summarizes product warranty activity during 2026 and 2025:

	Nine Months Ended
	September 30,
	2026	2025
Beginning balance	$644	$607
Charges to expense	278	625
Costs incurred	(237)	(478)
Ending balance	$685	$754

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

No financial assets or liabilities were measured at fair value based upon the ASC 820 fair value hierarchy as of September 30, 2026 or December 31, 2025.

The carrying amount of certain financial instruments approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company’s non-financial assets, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if indications of impairment exist. There was no impairment of the Company's non-financial assets noted during the nine months ended September 30, 2026 and 2025. The Company does not have any liabilities that are recorded at fair value on a non-recurring basis.

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

The changes in the carrying amount of intangible assets during the nine months ended September 30, 2026 are as follows:

Intangible Assets
Balance at December 31, 2025	$3,717
Amortization expense	(638)
Intangible assets acquired in asset acquisition	624
Balance at September 30, 2026	$3,703

Intangible assets arose from the purchase of subscriber relationships in May 2026, the maritime satellite service business of a satellite services provider operating in the Asia-Pacific region in October 2025, distribution rights from Kognitive Networks Inc. in October 2023 and KVH Industries Norway AS in September 2010. The assets that are related to the purchase of subscriber relationships in May 2026 are being amortized on a straight-line basis over the estimated useful life of 10 years. The assets that are related to the purchase of the maritime satellite service business of a satellite services provider are being amortized on a straight-line basis over the estimated useful life of 9 years. The assets that are related to the distribution rights from Kognitive Networks are being amortized on a straight-line basis over the estimated useful life of 3 years. The assets related to the purchase of KVH Industries Norway AS for acquired intellectual property are fully amortized.

In January 2017, the Company completed the acquisition of certain subscriber relationships from a third party. This acquisition did not meet the definition of a business under ASU 2017-01, Business Combinations (Topic 805)-Clarifying the Definition of a Business. The Company ascribed $100 thousand of the initial purchase price to the acquired subscriber relationships definite-lived intangible assets with an initial estimated useful life of 10 years. Under the asset purchase agreement, the purchase price includes a component of contingent consideration under which the Company is required to pay a percentage of recurring revenues received from the acquired subscriber relationships through 2026 up to a maximum annual payment of $114 thousand. The amounts payable under the contingent consideration arrangement, if any, will be included in the measurement of the cost of the acquired subscriber relationships.

Acquired intangible assets are subject to amortization. The following table summarizes acquired intangible assets at September 30, 2026 and December 31, 2025, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2026
Subscriber relationships	$709	$104	$605
Distribution rights	1,250	1,151	99
Customer and vendor agreements	3,374	375	2,999
Intellectual property	2,284	2,284	—
	$7,617	$3,914	$3,703
December 31, 2025
Subscriber relationships	$85	$43	$42
Distribution rights	1,250	855	395
Customer and vendor agreements	3,374	94	3,280
Intellectual property	2,284	2,284	—
	$6,993	$3,276	$3,717

Amortization expense related to intangible assets was $227 thousand and $107 thousand for the three months ended September 30, 2026 and 2025, respectively, and $638 thousand and $317 thousand for the nine months ended September 30, 2026 and 2025, respectively. Amortization expense was categorized as general and administrative expense.

As of September 30, 2026, the total weighted average remaining useful lives of the definite-lived intangible assets was 8.0 years.

Estimated future amortization expense for intangible assets recorded by the Company at September 30, 2026 is as follows:

Years ending December 31,	Amortization Expense
Remainder of 2026	$227
2027	435
2028	435
2029	435
2030	435
Thereafter	1,736
Total amortization expense	$3,703

Goodwill

As of September 30, 2026, the Company's goodwill is associated with the purchase of the maritime satellite service business of a satellite services provider operating in the Asia-Pacific region in October 2025.

Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. The carrying amount of goodwill remained unchanged during the nine months ended September 30, 2026, with a balance of $732 thousand.

(13)     Revenue from Contracts with Customers

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised products and services. The amount of revenue recognized reflects the consideration which the Company expects to be entitled to receive in exchange for these products and services.

Disaggregation of Revenue

The following table summarizes net sales from contracts with customers for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Service - over time	$32,954	$25,388	$90,819	$70,079
Product - point in time	5,494	3,065	13,670	10,411
Total net sales	$38,448	$28,453	$104,489	$80,490

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

The Company offers a comprehensive family of airtime services and products that provide access to the internet, television, and VoIP services while on the move. Service sales of airtime accounted for 80% and 83% of the Company's consolidated net sales for the three months ended September 30, 2026 and 2025, respectively, and 81% and 81% of the Company's consolidated net sales for the nine months ended September 30, 2026 and 2025, respectively. The balance of service sales is comprised of distribution of commercially licensed entertainment and news, product repairs, and extended warranty sales. Product sales accounted for 14% and 11% of the Company's consolidated net sales for the three months ended September 30, 2026 and 2025, respectively, and 13% and 13% of the Company's consolidated net sales for the nine months ended September 30, 2026 and 2025, respectively.

No other single product class accounts for 10% or more of the Company's consolidated net sales.

The Company operates in a number of major geographic areas, including internationally. Revenues from international locations primarily include Singapore, Canada, South American countries, European Union countries and other European countries, and countries in Africa, the Middle East and Asia/Pacific, including India. Revenues are based upon customer location, and revenues from international locations represented 71% and 77% of consolidated net sales for the three months ended September 30, 2026 and 2025, respectively, and 74% and 78% of consolidated net sales for the nine months ended September 30, 2026 and 2025, respectively. Sales to Singapore customers represented 20% and 21% of the Company's consolidated net sales for the three months ended September 30, 2026 and 2025, respectively. No other individual foreign country represented 10% or more of the Company's consolidated net sales for the three months ended September 30, 2026 or 2025. Sales to Singapore customers represented 21% and 22% of the Company's consolidated net sales for the nine months ended September 30, 2026 and 2025, respectively. No other individual foreign country represented 10% or more of the Company's consolidated net sales for the nine months ended September 30, 2026 or 2025.

Business and Credit Concentrations

The Company is potentially subject to financial instrument concentration of credit risk through its cash and cash equivalents. To mitigate these risks, the Company maintains cash and cash equivalents with reputable and nationally recognized financial institutions. As of September 30, 2026, substantially all of the cash and cash equivalents were held by Bank of America, N.A.

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

No customers accounted for 10% or more of consolidated net sales for the nine months ended September 30, 2026. One customer accounted for 12% of consolidated net sales for the nine months ended September 30, 2025. One customer accounted for approximately 11% and 16% of accounts receivable at September 30, 2026 and December 31, 2025, respectively. One customer accounted for 9% and 29% of long-term accounts receivable included in other non-current assets on the consolidated balance sheets related to sales-type leases at September 30, 2026 and December 31, 2025, respectively.

(14)     Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2026 was 1.8% and 67.9%, respectively, compared with (0.2)% and (1.9)% for the three and nine months ended September 30, 2025, respectively. The effective income tax rate is based on estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable periods, including retroactive changes in tax legislation, settlements of tax audits or assessments, and the resolution or identification of tax position uncertainties.

For the three and nine months ended September 30, 2026 and 2025, the effective tax rates differed from the statutory tax rate primarily due to the Company maintaining a valuation allowance reserve on its U.S. deferred tax assets, discrete tax adjustments and the composition of income from foreign jurisdictions taxed at lower rates.

As of September 30, 2026 and December 31, 2025, the Company had reserves for uncertain tax positions of $864 thousand and $793 thousand, respectively. There were no material changes during the nine months ended September 30, 2026 to the Company’s reserve for uncertain tax positions. The Company estimates that it is reasonably possible that the balance of unrecognized tax benefits as of September 30, 2026 may decrease $201 thousand in the next twelve months as a result of a lapse of statutes of limitations and settlements with taxing authorities.

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

(15)     Leases

Lessee

The Company has operating leases for office facilities and equipment. Lease expense was $256 thousand and $232 thousand for the three months ended September 30, 2026 and 2025, respectively, and $967 thousand and $738 thousand for the nine months ended September 30, 2026 and 2025, respectively. Short-term operating lease costs were $13 thousand and $24 thousand for the three months ended September 30, 2026 and 2025, respectively, and $54 thousand and $70 thousand for the nine months ended September 30, 2026 and 2025, respectively. Maturities of lease liabilities as of September 30, 2026 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows:

Remainder of 2026	$265
2027	$984
2028	872
2029 and thereafter	3,306
Total minimum lease payments	$5,427

Less amount representing interest	$(853)
Present value of net minimum operating lease payments	$4,574
Less current installments of obligation under current-operating lease liabilities	$(776)
Obligations under long-term operating lease liabilities, excluding current installments	$3,798

Weighted-average remaining lease term - operating leases (years)	6.05
Weighted-average discount rate - operating leases	5.50%

On July 23, 2025, the Company entered into a new lease agreement for approximately 32 thousand square feet of office and warehouse space in Bristol, Rhode Island. The Company has fully migrated its Rhode Island operations to this leased facility. The Company's costs of sales and operational expenditures will include lease expense at the rate of approximately $600 thousand per year. The lease agreement is for a term of 87 months with an option to extend the lease an additional 10 years. This lease agreement resulted in a right of use asset and operating lease liabilities of approximately $3.3 million and $3.6 million, as of September 30, 2026, respectively.

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

The current portion of the net investment in these leases was $2.9 million as of September 30, 2026 and the non-current portion of the net investment in these leases was $2.4 million as of September 30, 2026. The current portion of the net investment in the leases is included in accounts receivable, net of allowance for credit losses on the accompanying consolidated balance sheets and the non-current portion of the net investment in these leases is included in other non-current assets on the accompanying consolidated balance sheets. Interest income from sales-type leases was $79 thousand and $90 thousand during the three months ended September 30, 2026 and 2025, respectively, and $238 thousand and $293 thousand during the nine months ended September 30, 2026 and 2025, respectively.

The future undiscounted cash flows from these leases as of September 30, 2026 are:

Remainder of 2026	$1,316
2027	2,358
2028	1,409
2029	531
2030	78
2031	21
Total undiscounted cash flows	$5,713
Present value of lease payments	$5,354
Difference between undiscounted cash flows and discounted cash flows	$359

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

The Company expects that it will continue its product manufacturing activities for the remainder of 2026 in order to generate a targeted amount of inventory of maritime satellite connectivity and satellite television terminals to meet anticipated demand and that it will cease substantially all manufacturing activity by the end of 2026. The Company expects to continue to facilitate customer transition to third-party hardware products compatible with the Company’s mobile satellite communications services. The Company also plans to continue to conduct maintenance, refurbishment service, warehousing, shipping and receiving activities at its Bristol, Rhode Island location.

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

The key measure of segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s consolidated net income (loss). This is reviewed against budgeted expectations to assess segment performance and allocate resources. The Company’s segment net income for the three and nine months ended September 30, 2026 and 2025 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Sales:
Service	$32,954	$25,388	$90,819	$70,079
Product	5,494	3,065	13,670	10,411
Net Sales	38,448	28,453	104,489	80,490

Cost of service sales
VSAT airtime	7,437	10,471	23,246	31,214
LEO airtime	12,391	5,547	30,089	12,095
Other (1)	2,004	676	5,949	1,830
	21,832	16,694	59,284	45,139
Cost of product sales
VSAT	651	514	1,611	1,698
LEO	3,253	1,591	7,294	4,179
TracVision & land mobile	396	302	967	1,622
Other (2)	3,845	7,439	6,974	9,364
	8,145	9,846	16,846	16,863
Research and development
Personnel costs	589	796	1,810	2,568
Professional fees	38	26	95	77
Other (3)	86	147	339	427
	713	969	2,244	3,072
Sales, marketing and support
Personnel costs	3,581	3,582	10,819	10,191
Professional fees	232	356	715	957
Other (4)	1,206	946	3,791	3,706
	5,019	4,884	15,325	14,854
General and administrative
Personnel costs	1,925	2,268	6,318	6,193
Professional fees	628	505	1,975	1,508
Other (5)	1,429	918	3,934	3,105
	3,982	3,691	12,227	10,806

Other segment items (6)	(642)	(697)	(1,587)	(2,530)

Net (loss) income	$(601)	$(6,934)	$150	$(7,714)

(1)Includes costs related to Viasat/Inmarsat, service activations, content services, CommBox Edge and other miscellaneous
(2)Includes costs related to CommBox Edge, TracNet Coastal, obsolete inventory write-offs and other miscellaneous
(3)Includes facilities and other less significant expenses
(4)Includes marketing expenses, external commissions, travel and entertainment, facilities expenses, warranty expenses and other less significant expenses
(5)Includes the financing fees, facilities expenses, computer expenses, depreciation and amortization and other less significant expenses
(6)Other segment items includes interest income; interest expense; other income, net; and income tax (benefit) expense line items on the face of the income statement

For information regarding long-lived assets by geographic area, see Note 8.

(18)     Share Buyback Program

On December 9, 2024, the Board of Directors of the Company authorized a share repurchase program pursuant to which the Company could purchase outstanding shares of the Company’s common stock for an aggregate purchase price of up to $10.0 million. On March 6, 2026, the Board of Directors of the Company authorized an increase in the size of the repurchase program from $10.0 million to $15.0 million. As of September 30, 2026, the Company completed repurchases totaling $15.0 million and fully exhausted the authorized amount available under the repurchase program. Accordingly, no repurchase capacity remained under the program as of September 30, 2026.

Under the program, the Company, at management’s discretion, could repurchase shares from time to time through various means, including on the open market, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The Company elected to make purchases pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended, which imposed certain volume limitations, and/or pursuant to Rule 10b5-1 under that act, which permitted repurchases to occur during periods when the Company might otherwise have been precluded from making purchases under insider trading laws or Company policy. The volume and timing of repurchases depended on a variety of factors, including the availability of shares, price, market conditions, alternative uses of capital, liquidity, general business conditions, satisfaction of debt covenants, and applicable regulatory requirements. The program did not obligate the Company to repurchase any minimum number or dollar amount of shares, and the program could have been modified, suspended or terminated at any time without prior notice.

During the three months ended September 30, 2026, the Company repurchased 1.2 million shares of common stock in open market transactions at a cost of approximately $10.7 million. During the nine months ended September 30, 2026, the Company repurchased 1.5 million shares of common stock in open market transactions at a cost of approximately $13.3 million.

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

In connection with the Acquisition, a subsidiary of the Company made offers of employment to eleven employees of the Seller, all of which were accepted. The Company also entered into transition arrangements with the Seller to facilitate the orderly transfer of the business. The transfer of certain agreements required the consent of the counterparty. All material customer and vendor agreements included in the Acquisition have been successfully transferred to the Company, and no material consents or transitional arrangements remain outstanding with respect to such transfers.

(20)     Subsequent Event

The Company’s agreements to purchase VSAT airtime contain certain minimum fixed annual expenditure requirements through the end of 2027. On October 30, 2026, the Company entered into an amendment to one such agreement under which the airtime provider will grant the Company a $1.5 million incentive credit in November 2026 that will be applied against and reduce the Company's 2026 minimum commitment. The amendment also increased the Company's annual minimum commitment for 2027 under this agreement by $1.5 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction

The statements included in this quarterly report on Form 10-Q, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding our future financial results, operating results, business strategies, projected costs, products and services, competitive positions and plans, customer preferences, consumer trends, anticipated product development, and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Risk Factors” in Item 1A of Part I of our Form 10-K for the year ended December 31, 2025 as updated in Item 1A of Part II of this quarterly report on Form 10-Q. These and many other factors could affect our future financial and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by us or on our behalf. For example, our expectations regarding certain items as a percentage of sales assume that we will achieve our anticipated sales goals. The following discussion and analysis should be read in conjunction with our consolidated interim financial statements and related notes appearing elsewhere in this report.

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

We generate a substantial majority of our revenues from sales of satellite internet airtime services. We provide, for monthly fixed fees and per-usage fees, satellite connectivity encompassing broadband internet, data and VoIP services, to customers via our KVH ONE hybrid network, which integrates global satellite service (including Starlink, Ku-band VSAT using the SES Flex network, Eutelsat OneWeb, Viasat/Inmarsat and Iridium), KVH-provided cellular service in more than 130 countries, and shore-based Wi-Fi access. In March 2023, we began selling Starlink terminals and, in September 2023, we became a Starlink authorized hardware and airtime reseller offering Global Business data plans for maritime use. In October 2024, we expanded our portfolio to include Starlink Business data plans, which are suitable for fixed and mobile uses on land and inland waterways, including lakes and rivers. We are earning usage fees from our offering of Eutelsat OneWeb maritime service, which we launched in January 2025. Revenue from our cellular airtime service supplements our satellite-only airtime revenue. In December 2024, we introduced our TracNet Coastal and TracNet Coastal Pro terminals, expanding our extensive multi-channel portfolio of maritime services and products with a standalone 5G/cellular and Wi-Fi system. We also generate service revenue from product repairs and extended warranty sales.

Our service sales also include the distribution of entertainment, including movies, television programming, news and music, to commercial customers in the maritime market through KVH Media Group, along with supplemental value-added services.

Historically, our Ku-band VSAT communications service was the primary driver of revenue growth. However, in recent years these services have represented a declining percentage of our revenues in the face of increased demand for and competition from emerging LEO services. Our satellite products enable maritime customers to receive data, VoIP, and value-added services via satellite, cellular, and shore-based Wi-Fi networks onboard commercial and leisure vessels. In addition, our in-motion television terminals permit customers to receive live digital television via regional satellite services on maritime vessels. We sell our products through an extensive international network of dealers and distributors. We also sell and lease products to service providers and end users.

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

During the second quarter of 2024, we expanded our relationship with Space Exploration Technologies Corp. ("Starlink") through a bulk data distribution agreement. Under the agreement, we prepaid $17.0 million for access to a large block of Starlink Global Business data at favorable rates. The agreement provided us flexibility in the development and sale of custom airtime plans using Starlink’s Global Business service. We began drawing from this prepaid pooled data in the third quarter of 2024 and this data was fully consumed by the end of 2025. In the fourth quarter of 2025, we entered into an agreement to purchase a substantially larger block of Starlink Global Business data. We made a prepayment of $5.0 million related to this agreement in the fourth quarter of 2025, an additional payment of $10.0 million in January 2026 and payments of $6.0 million in each of February 2026, May 2026 and August 2026. Under this agreement, the remaining balance of $12.0 million is payable in two quarterly payments through the first quarter of 2027.

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

During the three and nine months ended September 30, 2026, we recorded a $2.3 million increase to the inventory reserve primarily due to further reduced demand for certain TracVision TV-service products, as well as a reduction in the prices we charge for these products. We implemented this price reduction at the end of the third quarter of 2026 and, as a result, reduced the value of our remaining inventory of those products to net realizable value based on lower customer pricing. If demand continues to decline, we may need to record additional inventory write-downs.

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

Critical accounting estimates are those estimates made that involve a significant level of estimation uncertainty and have had or are reasonably likely to have an impact on our statement of operations. We believe that our accounting estimates for goodwill, intangible assets and other long-lived assets are the only estimates critical to an understanding and evaluation of our financial results for the nine months ended September 30, 2026.

Results of Operations
The following table provides, for the periods indicated, certain financial data relating to our operations expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Sales:
Service	85.7%	89.2%	86.9%	87.1%
Product	14.3	10.8	13.1	12.9
Net sales	100.0	100.0	100.0	100.0
Cost and expenses:
Costs of service sales	56.8	58.7	56.7	56.1
Costs of product sales	21.2	34.6	16.1	21.0
Research and development	1.9	3.4	2.1	3.8
Sales, marketing and support	13.1	17.2	14.7	18.5
General and administrative	10.4	13.0	11.7	13.4
Total costs and expenses	103.4	126.9	101.3	112.8
Loss from operations	(3.4)	(26.9)	(1.3)	(12.8)
Interest income	1.3	2.4	1.6	2.3
Other income, net	0.3	0.1	0.2	1.1
(Loss) income before income tax (benefit) expense	(1.8)	(24.4)	0.5	(9.4)
Income tax (benefit) expense	—	0.1	0.3	0.2
Net (loss) income	(1.8)%	(24.5)%	0.2%	(9.6)%

Three months ended September 30, 2026 and 2025

Net Sales
Our net sales for the three months ended September 30, 2026 and 2025 were as follows:

			Change
	For the three months ended September 30,		2026 vs. 2025
	2026	2025	$	%
	(dollars in thousands)
Service	$32,954	$25,388	$7,566	30%
Product	5,494	3,065	2,429	79%
Net sales	$38,448	$28,453	$9,995	35%

Net sales increased by $10.0 million, or 35%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. Service sales increased by $7.6 million, or 30%, to $33.0 million for the three months ended September 30, 2026 from $25.4 million for the three months ended September 30, 2025. The increase in service sales was primarily due to a $7.2 million increase in our airtime service sales, which reflected a substantial increase in LEO service sales driven by an increase in subscribers for both Starlink and OneWeb. This increase in LEO service sales was partially offset by a substantial decrease in VSAT service sales, which was driven primarily by a decrease in VSAT subscribers. For the three months ended September 30, 2026, LEO service sales represented 58% of service sales, as compared to 39% for the three months ended September 30, 2025. The increase in LEO service sales as a percentage of service sales resulted from both the substantial increase in LEO service sales and the substantial decrease in VSAT service sales. Competing LEO service providers have continued to expand their product and service offerings, further heightening competition in the commercial and global leisure markets.

Product sales increased by $2.4 million, or 79%, to $5.5 million for the three months ended September 30, 2026 from $3.1 million for the three months ended September 30, 2025. The increase in product sales was primarily due to a $1.7 million increase in Starlink product sales, a $0.4 million increase in OneWeb product sales, and a $0.5 million increase in accessory and service parts product sales, partially offset by a $0.1 million decrease in TracVision product sales. Competition from low-cost alternatives to VSAT, which include streaming capabilities, has had a significant impact on sales of our TracVision products.

Costs of Sales

Our costs of sales for the three months ended September 30, 2026 and 2025 were as follows:

			Change
	For the three months ended September 30,		2026 vs. 2025
	2026	2025	$	%
	(dollars in thousands)
Service	$21,832	$16,694	$5,138	31%
Product	8,145	9,846	(1,701)	(17)%
Costs of sales	$29,977	$26,540	$3,437	13%

Costs of sales consists of costs of service sales and costs of product sales. Costs of sales increased by $3.4 million, or 13%, in the three months ended September 30, 2026 to $30.0 million from $26.5 million in the three months ended September 30, 2025. The increase in costs of sales was driven by a $5.1 million increase in costs of service sales, partially offset by a $1.7 million decrease in costs of product sales. As a percentage of net sales, costs of sales were 78% and 93% for the three months ended September 30, 2026 and 2025, respectively.

Our costs of service sales consist primarily of satellite service capacity, depreciation, service network overhead expense associated with our VSAT Broadband network infrastructure, direct network service labor, product installation costs, media materials and distribution costs, and service repair materials. For the three months ended September 30, 2026, costs of service sales increased by $5.1 million, or 31%, to $21.8 million from $16.7 million in the three months ended September 30, 2025, primarily due to a $4.7 million increase in airtime costs of service sales. As a percentage of service sales, costs of service sales were 66% for the three months ended September 30, 2026 and 2025.

Our costs of product sales consist primarily of materials, manufacturing overhead, and direct labor used to produce our products. For the three months ended September 30, 2026, costs of product sales decreased by $1.7 million, or 17%, to $8.1 million from $9.8 million in the three months ended September 30, 2025, primarily due to a $4.0 million decrease in various manufacturing and other unabsorbed expenses, partially offset by a $1.3 million increase in Starlink cost of product sales, a $0.3 million increase in OneWeb cost of product sales and a $0.3 million increase in accessory and other cost of product sales. The decrease in manufacturing and other unabsorbed costs was driven by a $2.3 million increase to the inventory reserve related to TracVision TV-series products during the three months ended September 30, 2026, compared with a $5.5 million inventory write-down related to TracNet H-series terminals during the three months ended September 30, 2025. As a percentage of product sales, costs of product sales were 148% and 321% for the three months ended September 30, 2026 and 2025, respectively. Cost of product sales decreased as a percentage of product sales primarily due to the decrease in various manufacturing and other unabsorbed expenses, driven by the $3.2 million decrease in inventory write-downs.

Operating Expenses

Research and development expenses consist of direct labor, materials, external consultants, and related overhead costs that support our internally funded service and product development and sustaining activities. Research and development expense for the three months ended September 30, 2026 decreased by $0.3 million, or 26%, to $0.7 million from $1.0 million for the three months ended September 30, 2025. The decrease in research and development expense resulted primarily from a $0.2 million decrease in salaries, benefits and taxes. As a percentage of net sales, research and development expense was 2% and 3% for the three months ended September 30, 2026 and 2025, respectively.

Sales, marketing, and support expenses consist primarily of salaries and related expenses for sales and marketing personnel, commissions for both in-house and third-party representatives, costs related to the co-development of certain content, other sales and marketing support costs such as advertising, literature and promotional materials, product service personnel and support costs, warranty-related costs and bad debt expense. Sales, marketing and support expense also includes the operating expenses of our sales office subsidiaries in Denmark, Singapore, Brazil, and Japan. Sales, marketing and support expense for the three months ended September 30, 2026 was $5.0 million, representing an increase of $0.1 million, or 3%, from $4.9 million for the three months ended September 30, 2025. The increase in sales, marketing and support expense resulted primarily from a $0.3 million increase in bad debt expense, offset by a $0.2 million decrease in consulting costs. As a percentage of net sales, sales, marketing and support expense was 13% and 17% for the three months ended September 30, 2026 and 2025, respectively.

General and administrative expenses consist of costs attributable to management, finance and accounting, information technology, human resources, certain outside professional services, and other administrative costs. General and administrative expense for the three months ended September 30, 2026 increased by $0.3 million, or 8%, to $4.0 million from $3.7 million for the three months ended September 30, 2025. The increase in general and administrative expense resulted primarily from a $0.3 million increase in facilities expense, and a $0.2 million increase in dues and subscriptions, offset by a $0.3 million decrease in salaries, benefits and taxes. As a percentage of net sales, general and administrative expense was 10% and 13% for the three months ended September 30, 2026 and 2025, respectively.

Interest and Other Income, Net

Interest income represents interest earned on our cash and cash equivalents, as well as from investments and our sales-type lease receivables. Interest income decreased to $0.5 million for the three months ended September 30, 2026 from $0.7 million for the three months ended September 30, 2025. Of the current period interest income of $0.5 million, $0.4 million is attributable to interest earned on cash and cash equivalents, while $0.1 million was attributable to interest from lease receivables. Other income, net increased by $0.1 million for the three months ended September 30, 2026 from other income, net of less than $0.1 million for the three months ended September 30, 2025. This change was driven primarily by income of $0.1 million in late fees from airtime billings.

Income Tax (Benefit) Expense

Income tax benefit for the three months ended September 30, 2026 was less than $0.1 million and primarily related to foreign income taxes and withholding taxes imposed in foreign jurisdictions. Income tax expense for the three months ended September 30, 2025 was less than $0.1 million and primarily related to withholding taxes imposed in foreign jurisdictions.

Nine months ended September 30, 2026 and 2025

Net Sales

Our net sales for the nine months ended September 30, 2026 and 2025 were as follows:

			Change
	For the nine months ended September 30,		2026 vs. 2025
	2026	2025	$	%
	(dollars in thousands)
Service	$90,819	$70,079	$20,740	30%
Product	13,670	10,411	3,259	31%
Net sales	$104,489	$80,490	$23,999	30%

Net sales increased by $24.0 million, or 30%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. Service sales increased by $20.7 million, or 30%, to $90.8 million for the nine months ended September 30, 2026 from $70.1 million for the nine months ended September 30, 2025. The increase in service sales was primarily due to a $20.0 million increase in our airtime service sales, which reflected a substantial increase in LEO service sales driven by an increase in subscribers for both Starlink and OneWeb. This increase in LEO service sales was partially offset by a substantial decrease in VSAT service subscribers. For the nine months ended September 30, 2026, LEO service sales represented 52% of service sales, as compared to 31% for the nine months ended September 30, 2025. The increase in LEO service sales as a percentage of total service sales resulted from both a substantial increase in LEO service sales and a substantial decrease in VSAT service sales. Competing LEO service providers have continued to expand their product and service offerings, further heightening competition in the commercial and global leisure markets.

Product sales increased by $3.3 million, or 31%, to $13.7 million for the nine months ended September 30, 2026 from $10.4 million for the nine months ended September 30, 2025. The increase in product sales was primarily due to a $2.7 million increase in Starlink product sales, a $1.3 million increase in OneWeb product sales, and a $1.0 million increase in accessory and service parts product sales, partially offset by a $1.1 million decrease in TracVision product sales and a $0.5 million decrease in VSAT product sales. Competition from low-cost LEO services, which include streaming capabilities, has had a significant impact on sales of our TracVision products.

Costs of Sales

Our costs of sales for the nine months ended September 30, 2026 and 2025 were as follows:

			Change
	For the nine months ended September 30,		2026 vs. 2025
	2026	2025	$	%
	(dollars in thousands)
Service	$59,284	$45,139	$14,145	31%
Product	16,846	16,863	(17)	—%
Costs of sales	$76,130	$62,002	$14,128	23%

Costs of sales increased by $14.1 million, or 23%, in the nine months ended September 30, 2026 to $76.1 million from $62.0 million in the nine months ended September 30, 2025. The increase in costs of sales was driven by a $14.1 million increase in costs of service sales, while cost of product sales decreased by less than $0.1 million in the same period. As a percentage of net sales, costs of sales were 73% and 77% for the nine months ended September 30, 2026 and 2025, respectively.

For the nine months ended September 30, 2026, costs of service sales increased by $14.1 million, or 31%, to $59.3 million from $45.1 million for the nine months ended September 30, 2025, primarily due to a $13.1 million increase in airtime cost of service sales, a $0.4 million increase in CommBox Edge cost of service sales, a $0.4 million increase in content services cost of service sales, and a $0.2 million increase in activation and service costs. As a percentage of service sales, costs of service sales were 65% and 64% for the nine months ended September 30, 2026 and 2025, respectively.

For the nine months ended September 30, 2026, costs of product sales decreased by less than $0.1 million, to $16.8 million from $16.9 million in the nine months ended September 30, 2025, primarily due to a $2.6 million decrease in various manufacturing and other unabsorbed expenses and a $0.6 million decrease in TracVision cost of product sales, offset by a $2.0 million increase in Starlink cost of product sales and a $1.1 million increase in OneWeb cost of product sales. The decrease in manufacturing and other unabsorbed costs was driven by a $2.3 million increase to the inventory reserve related to TracVision TV-series products during the nine months ended September 30, 2026, compared with a $5.5 million inventory write-down related to TracNet H-series terminals during the nine months ended September 30, 2025. As a percentage of product sales, costs of product sales were 123% and 162% for the nine months ended September 30, 2026 and 2025, respectively. Cost of product sales decreased as a percentage of product sales primarily due to the decrease in various manufacturing and other unabsorbed expenses, driven by the $3.2 million decrease in inventory write-downs.

Operating Expenses

Research and development expenses for the nine months ended September 30, 2026 decreased by $0.8 million, or 27%, to $2.2 million from $3.1 million for the nine months ended September 30, 2025. The decrease in research and development expenses resulted primarily from a $0.8 million decrease in salaries, benefits and taxes. As a percentage of net sales, research and development expenses were 2% and 4% for the nine months ended September 30, 2026 and 2025, respectively.

Sales, marketing and support expenses for the nine months ended September 30, 2026 increased by $0.5 million, or 3%, to $15.3 million from $14.9 million for the nine months ended September 30, 2025. The increase in sales, marketing and support expenses resulted primarily from a $0.6 million increase in salaries, benefits and taxes, and a $0.4 million increase in bad debt expense, partially offset by a $0.4 million decrease in warranty expenses and a $0.2 million decrease in facilities expenses. As a percentage of net sales, sales, marketing and support expenses were 15% and 19% for the nine months ended September 30, 2026 and 2025, respectively.

General and administrative expenses for the nine months ended September 30, 2026 increased by $1.4 million, or 13%, to $12.2 million from $10.8 million for the nine months ended September 30, 2025. The increase in general and administrative expenses resulted primarily from a $0.5 million increase in professional fees, a $0.3 million increase in facilities expenses, a $0.3 million increase in amortization expense and a $0.2 million increase in bank fees. As a percentage of net sales, general and administrative expenses were 12% and 13% for the nine months ended September 30, 2026 and 2025, respectively.

Interest and Other Income, Net

Interest income decreased to $1.6 million for the nine months ended September 30, 2026 from $1.8 million for the nine months ended September 30, 2025. Of the current period interest income of $1.6 million, $1.4 million is attributable to interest earned on cash and cash equivalents, and $0.2 million was attributable to interest from lease receivables. Other income, net decreased by $0.6 million to other income, net of $0.3 million for the nine months ended September 30, 2026 from other income, net of $0.8 million for the nine months ended September 30, 2025. This change was driven primarily by the absence of a net gain of $1.0 million on the sales of 50 Enterprise Center and 75 Enterprise Center, and a net loss of $0.3 million on the disposal of a discontinued project during the nine months ended September 30, 2025. The Company did not record comparable gains and losses from property dispositions and project write-offs during the nine months ended September 30, 2026.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2026 was $0.3 million and primarily related to foreign income taxes and withholding taxes imposed in foreign jurisdictions. Income tax expense for the nine months ended September 30, 2025 was $0.1 million and primarily related to state taxes and withholding taxes imposed in foreign jurisdictions.

Liquidity and Capital Resources

Our primary liquidity needs have been to fund general business requirements, including working capital requirements and capital expenditures. We may also wish to pursue selective acquisitions that add recurring revenue. In recent years, we have funded our operations primarily from the sale of two businesses in 2022, the sale of 50 Enterprise Center, the sale of 75 Enterprise Center, cash flows from operations and proceeds received from exercises of stock options and the issuance of stock. These asset sales were non-recurring, and we do not expect comparable proceeds to be available in future periods. As a result, our future liquidity will depend increasingly on our ability to generate cash from operations, which may not be sufficient to fund our needs.

On August 9, 2022, we sold our inertial navigation business to EMCORE Corporation for net proceeds of $54.9 million, less specified deductions.

As of September 30, 2026, we had $50.7 million in cash and cash equivalents, of which $2.1 million in cash equivalents was held in local currencies by our foreign subsidiaries. As of September 30, 2026, we had $91.3 million in working capital.

Based upon our current working capital position, current operating plans and expected business conditions, we expect to have sufficient funds through at least twelve months from the date that this report is filed with the SEC to fund our short-term and long-term working capital requirements, including capital expenditures, contractual obligations and potential acquisitions. In recognition of the substantial growth of Starlink airtime services as a percentage of our revenue since the second quarter of 2024 and in an effort to increase margins, we entered into an agreement in the fourth quarter of 2025 to purchase a substantial block of Starlink Global Business data for $45.0 million. We made an upfront payment of $5.0 million upon entry into the agreement, a payment of $10.0 million in January 2026, and payments of $6.0 million in each of February 2026, May 2026 and August 2026. Under this agreement the remaining $12.0 million is payable in two quarterly payments through the first quarter of 2027. We are currently in discussions with Starlink regarding a renegotiation of this agreement, which would apply to both the unused data under the existing agreement and the purchase of additional data. We expect that any such agreement would take effect on December 1, 2026. Starlink has recently implemented price increases across its Starlink service offerings, including those available to resellers such as KVH, and we anticipate that price increases will be reflected in the terms of any new arrangement. Our negotiation with Starlink is ongoing and we can make no assurances regarding the terms on which Starlink data (including data under our existing agreement) will be available to us, the timeline to reach a definitive agreement, or whether a definitive agreement will be reached at all. If we do not enter into a new agreement with Starlink or are unable to negotiate terms that are acceptable to us, it will have a material adverse impact on our revenue, profitability and cash flows.

Because the proceeds from the asset sales that funded our operations in recent years are non-recurring, and because cash generated from operations has historically been a less significant source of our liquidity, there can be no assurance that cash from operations will be sufficient to fund our needs if our existing cash resources are depleted. Our ability to generate sufficient operating cash flow will depend significantly on our airtime revenues, which are subject to uncertainty, including as a result of changes in Starlink’s pricing to us or to end users, the terms on which Starlink makes its services available to us and our competitors, and customer demand. Our funding plans for our working capital needs and other commitments may be adversely impacted if our underlying assumptions regarding our anticipated revenues and expenses are not realized. If our operating results fail to meet our expectations, we could be required to seek additional funding through public or private financings or other arrangements. In that event, adequate funds may not be available when needed or may be available only on terms which could have a negative impact on our business and results of operations. In addition, if we raise funds by issuing equity securities, our stockholders may experience dilution.

Net cash used in operations was $1.5 million for the nine months ended September 30, 2026 compared to net cash provided by operations of $13.7 million for the nine months ended September 30, 2025. The $15.3 million increase in net cash used in operations was primarily the result of a $19.4 million increase in cash outflows related to prepaid expenses and other current assets, which reflected the $28.0 million purchase of Starlink pooled data in 2026, a $3.6 million increase in cash outflows relating to inventories and a $2.4 million decrease in cash inflows relating to accounts receivable, partially offset by a $7.9 million decrease in net loss, a $1.8 million decrease in cash outflows related to accounts payable, a $0.3 million decrease in cash outflows relating to accrued compensation, product warranty and other expenses and a $0.2 million increase in cash inflows related to deferred revenue.

Net cash used in investing activities was $5.1 million for the nine months ended September 30, 2026 compared to net cash provided by investing activities of $9.8 million for the nine months ended September 30, 2025. The $14.9 million increase in net cash used in investing activities was primarily the result of a decrease in proceeds of $12.8 million from the sales of 50 and 75 Enterprise Center received in the nine months ended September 30, 2025 as compared to no such proceeds in the nine months ended September 30, 2026, as well as a $1.2 million decrease in proceeds from the sale of fixed assets, a $0.6 million increase in acquisition of intangible assets, and a $0.3 million increase in capital expenditures.

Net cash used in financing activities was $12.5 million for the nine months ended September 30, 2026 compared to net cash used in financing activities of $1.3 million for the nine months ended September 30, 2025. The $11.2 million increase in net cash used in financing activities is the result of an $11.9 million increase in cash outflows related to the repurchase of common stock, offset by a $0.7 million increase in cash inflows related to the proceeds from stock options exercised.

Other Matters

On December 9, 2024, our Board of Directors authorized a share repurchase program pursuant to which we could purchase outstanding shares of our common stock for an aggregate purchase price of up to $10.0 million. On March 6, 2026, our Board of Directors authorized an increase in the size of the repurchase program from $10.0 million to $15.0 million. As of September 30, 2026, we completed repurchases totaling $15.0 million and fully exhausted the authorized amount available under the repurchase program. Accordingly, no repurchase capacity remained under the program as of September 30, 2026.

Under the program, we, at management’s discretion, could repurchase shares from time to time through various means, including on the open market, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. We elected to make purchases pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended, which imposed certain volume limitations, and/or pursuant to Rule 10b5-1 under that act, which permitted repurchases to occur during periods when we might otherwise have been precluded from making purchases under insider trading laws or our company policy. The volume and timing of repurchases depended on a variety of factors, including the availability of shares, price, market conditions, alternative uses of capital, liquidity, general business conditions, satisfaction of debt covenants, and applicable regulatory requirements. The program did not obligate us to repurchase any minimum number or dollar amount of shares, and the program could have been modified, suspended or terminated at any time without prior notice.

During the three months ended September 30, 2026, we repurchased 1.2 million shares of common stock in open market transactions at a cost of approximately $10.7 million. During the nine months ended September 30, 2026, we repurchased 1.5 million shares of common stock in open market transactions at a cost of approximately $13.3 million.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026, the end of the period covered by this interim report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated changes in our internal control over financial reporting that occurred during the third quarter of 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the third quarter of 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
There are many risks and uncertainties that can affect our future business, financial performance or results of operations. In addition to the other information set forth in this report, please review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth in the section entitled "Risk Factors" in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2025. Except as set forth below, there have been no material changes to these risk factors during the quarter ended September 30, 2026.

Risks related to our Starlink business

We depend on Starlink for a substantial and growing portion of our revenue and margins, and any adverse change in our relationship with Starlink, or any disruption in Starlink’s services, would materially and adversely affect our business.

Since we began selling Starlink terminals in March 2023 and became a Starlink authorized hardware and airtime reseller in September 2023, Starlink services and products have become our fastest-growing services and products. For the three months ended September 30, 2026, LEO service sales, the substantial majority of which were Starlink services, represented 58% of our service sales, compared to 39% for the three months ended September 30, 2025. Service sales represented 87% of our consolidated net sales for the nine months ended September 30, 2026. At the same time, demand for our VSAT services has continued to decline. As a result, our revenue is increasingly concentrated in services and products supplied by a single third party over which we have no control.

Any reduction in the availability of Starlink services or terminals to us, any loss of our authorized reseller status, or any material deterioration in the terms on which Starlink supplies us would likely cause a significant decline in our revenue or margins, and we may be unable to offset such a decline with sales of other services. We are currently in discussions with Starlink regarding a renegotiation of our existing agreement, which would apply to both the unused data under the existing agreement and the purchase of additional data. We anticipate that, as a result of recent Starlink price increases, the terms of any new arrangement will be less favorable than the terms of our existing arrangement and include price increases. Alternative LEO capacity, such as Eutelsat OneWeb, may not be available in sufficient quantities, on comparable terms, or with the performance characteristics our customers expect, and switching customers to an alternative service would be costly and time-consuming and could result in customer losses. Our ability to sell Starlink services in a given market also depends on Starlink’s licenses, spectrum authorizations and relationships with U.S. and foreign governments, none of which we control, and any loss or restriction of those authorizations, or any new sanctions or export controls affecting Starlink, could prevent us from serving customers in affected markets.

Risks related to our operations

We must generate a certain level of service sales in order to maintain or improve our service gross margins.

As a result of our VSAT global satellite network infrastructure, we incur certain costs that generally do not vary directly in proportion to the volume of service sales, and we have limited ability to reduce these fixed costs. If VSAT service sales, including through our AgilePlans subscription model, continue to decline, our service gross margins may decline, particularly if the contractual minimum expenditure requirements of our VSAT airtime supply agreements continue to require us to make payments in excess of our needs. The failure to improve our global VSAT service gross margins and unit sales would have a material adverse effect on our overall profitability.

In the fourth quarter of 2025, we entered into an agreement to purchase a large block of Starlink Global Business data for $45.0 million at favorable rates. We prepaid $5.0 million of this amount during the fourth quarter of 2025, an additional $10.0 million in January 2026 and additional payments of $6.0 million in each of February 2026, May 2026 and August 2026. Under this agreement, the remaining balance of $12.0 million is payable in two quarterly payments through the first quarter of 2027. We are currently in discussions with Starlink regarding a renegotiation of this agreement that would apply to both the unused data under the existing agreement and the purchase of additional data. We anticipate that, as a result of recent Starlink price increases, the terms of any new arrangement will be less favorable than the terms of our existing arrangement and include price increases, which could adversely affect our service gross margins. There can be no assurance that we will enter into a new arrangement on acceptable terms or at all, and if we do not, our revenue, profitability and cash flows will be materially and adversely affected. Any delay in reaching a new arrangement could also adversely affect our results.

Risks related to our industry

Increasingly intense competition may limit our ability to sell our services and products.

The mobile connectivity market is intensely competitive, and we expect the intensity of competition to continue to increase in the future. We may not be able to compete successfully against current and future competitors, which would impair our ability to sell our services and products. We are facing significant competition from companies that seek to compete primarily on price and from both current LEO services, such as Starlink and Eutelsat OneWeb, and future LEO services, such as Amazon Leo (previously Kuiper), Telesat, and others. Competition from these sources increased dramatically in the last three years and continues in 2026, leading to material and ongoing reductions in our VSAT subscriber base. These companies may continue to implement price reductions and discounts for both services and products, which have required us to reduce our prices or offer discounts in an effort to mitigate erosion of our market share. Additional price reductions or discounts may cause us to record additional write-downs to the value of our inventory. The majority of our customers have no long-term commitment and can switch providers without penalty. For example, AgilePlans customers are on month-to-month agreements.

Many competitors have greater financial resources than we do, enabling them to operate at lower margins to gain market share.

Some of the companies that we depend on to supply us with capacity on satellite communications networks may vertically integrate by introducing their own services and products to compete with ours, which might motivate them to stop providing satellite network capacity to us, or to make it available on less favorable terms.

Although KVH is a Tier 1 reseller of Starlink services and terminals, we continue to face competitive challenges both from Starlink direct sales as well as from an expanding network of other Starlink resellers. The barrier to entry for reselling services like Starlink is relatively low, and Starlink may change the services or plans available to resellers, appoint additional resellers in our markets, or reduce or eliminate its use of resellers. For example, Starlink has closed its reseller channel for its Starlink Business service, which is used primarily for coastal and land-based applications. Starlink continues to offer its Global Business service, which accounts for the substantial majority of our Starlink business, through resellers, including KVH. A significant number of leisure customers have adopted Starlink systems for both two-way communications as well as streaming, which has impacted both our VSAT Broadband and TracVision satellite TV businesses. While we did increase our subscriber count in every quarter since the second quarter of 2024, spurred by an increase in subscribers for Starlink service provided by KVH, the total number of our subscribers declined in the third and fourth quarters of 2023 and the first quarter of 2024. If we are unable to sustain growth, it would have a material adverse effect on our revenue, profitability, and cash flow.

In the maritime market for high-speed Internet, voice, and data services, we have historically competed primarily with Marlink, Navarino, Speedcast and Viasat/Inmarsat, along with smaller, single-hub regional services to deliver VSAT service. Additionally, we are facing meaningful competition from new LEO-focused providers such as Starlink and Eutelsat OneWeb and an emerging group of smaller providers, such as Clarus, Pivotel, Elcome and Station Satcom. We also face competition from providers of low-speed data services, which include Viasat/Inmarsat and Iridium. In the maritime market for satellite TV equipment, we compete primarily with Intellian, Cobham and Raymarine (Intellian-made). In the maritime market for two-way communications equipment, we compete primarily with Intellian and Cobham. In the markets for media content, the KVH Media Group competes primarily with Swank Motion Pictures, Baze Technology, FrontM and PressReader. Some of our competitors are well-established companies that have substantially greater financial, managerial, technical, marketing, personnel, and other resources than we do, which may help them to compete more effectively against us.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 9, 2024, our Board of Directors authorized a share repurchase program pursuant to which we could purchase outstanding shares of our common stock for an aggregate purchase price of up to $10.0 million. On March 6, 2026, our Board of Directors authorized an increase in the size of the repurchase program from $10.0 million to $15.0 million. As of September 30, 2026, we completed repurchases totaling $15.0 million and fully exhausted the authorized amount available under the repurchase program. Accordingly, no repurchase capacity remained under the program as of September 30, 2026.

Under the program, we, at management’s discretion, could repurchase shares from time to time through various means, including on the open market, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. We elected to make purchases pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended, which imposed certain volume limitations, and/or pursuant to Rule 10b5-1 under that act, which permitted repurchases to occur during periods when we might otherwise have been precluded from making purchases under insider trading laws or our company policy. The volume and timing of repurchases depended on a variety of factors, including the availability of shares, price, market conditions, alternative uses of capital, liquidity, general business conditions, satisfaction of debt covenants, and applicable regulatory requirements. The program did not obligate us to repurchase any minimum number or dollar amount of shares, and the program could have been modified, suspended or terminated at any time without prior notice.

During the three months ended September 30, 2026, we repurchased 1,179,506 shares of common stock in open market transactions at a cost of approximately $10.7 million. During the nine months ended September 30, 2026, we repurchased 1,467,584 shares of common stock in open market transactions at a cost of approximately $13.3 million.

There were no other repurchase programs outstanding.

During the three and nine months ended September 30, 2026, no vested restricted shares were surrendered to us in satisfaction of tax withholding obligations.

The following table provides information about our repurchase of common stock during the three months ended September 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 - July 31	1,146,877	$9.07	1,146,877	293,039
August 1 - August 31	32,629	8.95	32,629	—
September 1 - September 30	—	—	—	—
Total	1,179,506	9.06	1,179,506
(1)    Does not include broker commissions.

ITEM 5.    OTHER INFORMATION

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

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

101
The following financial information from KVH Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statements of Stockholders' Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to Consolidated Interim Financial Statements (unaudited).
		X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2026

KVH Industries, Inc.

By:	/s/ ANTHONY F. PIKE
Anthony F. Pike
(Duly Authorized Officer and Chief Financial Officer)